Form 10QSB
period 2000-06-30
R-TEC HOLDING INC
filed 2000-08-15
CIK 1112279

United States Securities and Exchange Commission
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

(Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2000.

     [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________ to ___________

                        Commission file number : 0-30463

                               R-Tec Holding, Inc.
                 (Exact name of business issuer in its charter)

         Idaho                                              82-0515707
State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

 1471 E. Commercial Ave., Meridian,  Idaho                    83642
(Address of principal executive offices)                    (Zip Code)

Issuer's telephone number: (208)-887-0953                   Fax:  (208) 888-1757


--------------------------------------------------------------------------------
                                (Former Address)

The number of shares of common stock outstanding as of June 30, 2000, is 8, 533, 594.

         Transitional Small Business Disclosure Format. Yes [ ]  No [X]

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

     The following financial statements are filed as part of this report:

     The Consolidated Financial Statements of the Company for the three months and six months ended of June 30, 2000, reviewed by Balukoff, Lindstrom & Co., P.A., certified public accountants.

ITEM 2.   MANAGEMENT'S DISCUSSION AND PLAN OF OPERATION:

RESULTS OF OPERATIONS: Second quarter revenues of $392,330 and an operating loss of $74,457 were essentially as expected by Management with the contracts in process. Management is of the opinion that the projected sales of $2,000,000 for the year are on target with projected net income in excess of $150,000 expected. The projected revenues and net income are based on the expected completion of contracts in process, and any delay in obtaining parts from other suppliers could delay completion of a contract into the first quarter of 2001, however, at present Management expects all contracts to be timely completed. Management anticipates that the third quarter will have revenues essentially the same as the first two quarters, and that the operating results will be close to break even, with the fourth quarter completion of existing contracts resulting in the final revenues and profits from the existing contacts in process.

FUNDING AND CAPITAL RESOURCES: Management is of the opinion that present cash reserves, together with receivables will be sufficient to carry the Company at its present level of operations through the current year. During the second quarter the Company received $144,100 in Preferred Stock subscriptions to supplement the cash of the Company.

PLAN OF OPERATION: The Company continues to emphasize its primary business of custom automation, which is continuing with the growth rate established in prior years. Management recognizes the profit and growth constraints involved with custom contracts, and continues to develop its second area of focus on fabrication of products developed in custom engineering contracts, but which will have appeal as standard items to several customers. Such shelf items will have a greater profit potential and immediate revenue recognition when sold. The third area of focus, high-tech interconnect devices, is continuing to develop, but is being delayed because of the involvement and complications of other supplier parties.

INTORCORP MOTOR: IntorCorp is in the process of completing the filing of patents for its inventions in the IntorCorp Motor. Management of IntorCorp is currently evaluating patent documents, and potential conflicts with existing patents, which evaluation is expected to be completed during the third quarter. The manner in which the development of the IntorCorp Motor will continue will depend on the evaluation and strength of the patent position.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS. None

ITEM 2.   CHANGES IN SECURITIES.

     During the second quarter the Company received additional subscriptions from Series "A" Preferred Stock sold to existing shareholders of such stock, namely:

       DATE              SHARES      CASH CONSIDERATION        SHAREHOLDER
       ----              ------      ------------------        -----------

     04/04/00             42,668           $10,000           Robert Montgomery
     04/04/00            128,003           $30,000           Ronald J. Tolman
     04/04/00            197,764           $46,350           Rulon L. Tolman
     04/14/00             75,735           $17,750           Ronald J. Tolman
     06/26/00             85,335           $20,000           George W. Wadsworth
     06/26/00             85,335           $20,000           John E. Smith

The described stock transactions were exempt from registration under the provisions of Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.  None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.  None

ITEM 5.   OTHER INFORMATION.  None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          (a)  No exhibits

          (b)  No Form 8K filings

                                   SIGNATURES

     In accordance with requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   R-TEC HOLDING, INC.
                                   (Registrant)


     Date: August 14,  2000             By /s/
                                           -----------------------------------
                                        Douglas G. Hastings, President and CEO

                        CONSOLIDATED FINANCIAL STATEMENTS



                               R-TEC HOLDING, INC.
                                 AND SUBSIDIARY



                             JUNE 30, 2000 AND 1999

TABLE OF CONTENTS

                                                                        PAGE NO.

INDEPENDENT ACCOUNTANTS' REVIEW REPORT ................................    1

FINANCIAL STATEMENTS

  Consolidated Balance Sheet ..........................................    2

  Consolidated Statements of Operations ...............................    3

  Consolidated Statements of Cash Flows ...............................    4

  Notes to Consolidated Financial Statements ..........................    5

                     INDEPENDENT ACCOUNTANT'S REVIEW REPORT


To the Shareholders and Board of Directors
R-Tec Holdings, Inc.
Boise, Idaho

We have reviewed the balance sheet of R-Tec Holdings, Inc. as of June 30, 2000 and the related statements of income and cash flows for the three-month and six-month periods ended June 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

BALUKOFF, LINDSTROM & CO., P.A.


July 28, 2000

                       R-TEC HOLDING, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2000 and 1999


                    R-TEC HOLDING, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET


                                                                   June 30, 2000
                                                                   -------------
Current assets
      Cash                                                            $  51,092
      Accounts receivable (net of $-- allowance
          for doubtful accounts)                                         96,382
      Costs and estimated earnings in excess
          of billings on uncompleted contracts                           32,777
      Prepaid expenses                                                    3,798
      Notes receivable, current portion                                   5,078
                                                                      ---------
                          Total current assets                          189,127

Equipment, at cost, net of accumulated depreciation                      80,371
Other assets                                                             11,254
Notes receivable, less current portion                                   21,035

                          Total assets                                $ 301,787
                                                                      =========

Current liabilities

      Accounts payable                                                $   1,579
      Accrued expenses                                                   27,289
      Accrued dividends payable                                          10,137
      Income taxes payable                                                4,761
      Billings in excess of costs and estimated
          earnings on uncompleted contracts                               8,394
      Notes payable                                                      39,137
      Notes payable, related parties                                    100,000
                                                                      ---------
                          Total current liabilities                     191,297


Shareholders' equity

      Series A cumulative convertible preferred stock, par value
          $0.23437 per share, 5,000,000 authorized, 1,679,609
          shares issued and outstanding                                 393,650
      Common stock, no par value per share,
          30,000,000 authorized, 8,533,594 shares
          issued and outstanding                                        221,729
      Additional paid-in capital                                        107,439
      Accumulated deficit                                              (612,328)
                                                                      ---------
                          Total shareholders' equity                    110,490
                                                                      ---------
          Total liabilities and shareholders' equity                  $ 301,787
                                                                      =========


                 See accompanying notes and accountants' report

                          R-TEC HOLDING, INC. AND SUBSIDIARY
                         CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                 Three Months Ended June 30,            Six Months Ended June 30,
                                                                   2000               1999               2000               1999
                                                               -----------        -----------        -----------        -----------
Revenues                                                       $   392,330        $   207,759        $   751,667        $   757,187

Operating costs                                                    265,379            124,397            550,815            489,595
                                                               -----------        -----------        -----------        -----------
            Gross profit                                           126,951             83,362            200,852            267,592

Selling, general and administrative expenses                       201,408            127,779            379,111            243,683
                                                               -----------        -----------        -----------        -----------
            Operating income (loss)                                (74,457)           (44,417)          (178,259)            23,909

Interest expense                                                    (6,217)              (876)            (7,840)            (7,801)
Other                                                                  471             (2,958)             1,001                529
                                                               -----------        -----------        -----------        -----------
                                                                    (5,746)            (3,834)            (6,839)            (7,272)
                                                               -----------        -----------        -----------        -----------
Income (loss) before income taxes                                  (80,203)           (48,251)          (185,098)            16,637
Income taxes                                                            --            (10,519)                --             40,381
                                                               -----------        -----------        -----------        -----------
            Net income (loss)                                      (80,203)           (37,732)          (185,098)           (23,744)

Preferred stock dividends                                           10,137                 --             10,137                 --
                                                               -----------        -----------        -----------        -----------
            Net income (loss) available
            to common shareholders                             $   (90,340)       $   (37,732)       $  (195,235)       $   (23,744)

Net income (loss) per common share                             $     (0.01)       $        --        $     (0.02)       $        --
Weighted average shares outstanding                              8,533,594          8,533,594          8,533,594          8,533,594


                 See accompanying notes and accountants' report

                       R-TEC HOLDING, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                Six Months Ended June 30,
                                                                                2000                 1999
                                                                              ---------            --------
Cash flows from operating activities
     Net income (loss)                                                        $(185,098)           $(23,744)
     Adjustments to reconcile net income (loss) to net
           cash provided (used) by operating activities
           Depreciation and amortization                                         11,437              21,731
           Sale refund through issuance of note payable                          58,706                  --
           Changes in assets and liabilities
               Accounts receivable                                                9,098              24,271
               Costs and estimated earnings in excess
                of billings on uncompleted contracts                             30,428              46,667
               Prepaid expenses                                                    (468)                184
               Accounts payable                                                 (86,260)            (81,460)
               Accrued expense                                                  (27,611)            (12,623)
               Billings in excess of costs and estimated
                earnings on uncompleted contracts                               (17,584)             51,109
               Income taxes payable                                              (7,640)             18,765
               Deferred income taxes                                                 --              18,048
                    Net cash provided (used) by operating activities           (214,992)             62,948
                                                                              ---------            --------
Cash flows from investing activities
     Purchase of equipment and other assets                                     (48,629)            (19,336)
     Purchase of investment                                                          --              (8,428)
                                                                              ---------            --------
                         Net cash used by investing activities                  (48,629)            (27,764)
                                                                              ---------            --------
Cash flows from financing activities
     Collections on loans                                                         1,023              70,130
     Proceeds from preferred stock                                              393,650                  --
     Borrowings on line of credit                                                36,000                  --
     Payments on debt                                                          (119,569)            (84,201)
                                                                              ---------            --------
                    Net cash provided (used) by financing activities            311,104             (14,071)
                                                                              ---------            --------
                              Net increase (decrease) in cash                    47,483              21,113
Beginning cash                                                                    3,609               3,338
                                                                              ---------            --------
                                   Ending cash                                $  51,092            $ 24,451
                                                                              =========            ========


Supplemental disclosures of cash flow information
     Interest paid                                                            $   2,633            $  6,310
     Noncash investing and financing activities
          Sale refund through issuance of note payable                        $  58,706            $     --


                 See accompanying notes and accountants' report

                       R-TEC HOLDING, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2000 and 1999


NOTE A - UNAUDITED INTERIM FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position of R-Tec Holdings, Inc. (the Company) and the results of operations and cash flows. Certain reclassifications of prior quarter amounts were made to conform with current quarter presentation, none of which affect previously recorded net income.

NOTE B - EQUIPMENT

Equipment consists of:


Equipment                                                             $  43,933
Vehicles                                                                 31,171
Office equipment and furnishings                                         60,630
                                                                      ---------
                                                                        135,734

Accumulated depreciation and amortization                               (55,363)
                                                                      ---------

                                                                      $  80,371
                                                                      =========

NOTE C - NOTES PAYABLE

The Company entered into a $58,706 note payable with a customer during March 2000. The note was created as a result of a product return. Terms of the note require twelve monthly payments of $4,892, commencing in April 2000. The Company does not allow for product returns within the terms of their contracts. However, to satisfy this customer, the product was repurchased. The balance of the note payable at June 30, 2000 is $39,137.

NOTE D - NOTES PAYABLE, RELATED PARTIES

The Company redeemed stock from the shareholders on November 4, 1999 by issuing a note for $100,000. The redemption represented the 20% minority interest as of that date. The note is payable only from available earnings of R-Tec and is not scheduled to commence until January 1, 2001. Interest accrues at the prime lending rate.

NOTE E - INCOME TAXES

The Company is in a net operating loss carryforward position as of June 30, 2000. The net

                       R-TEC HOLDING, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2000 and 1999

operating loss approximates $176,000. A full valuation allowance has been provided to offset the deferred tax assets related to the net operating loss carryforward.

NOTE F - PREFERRED STOCK

The Company has issued $500,000 of stock subscriptions for preferred stock. The Board of Directors adopted an amendment to the Articles of Incorporation in January 2000 to provide for the original preferred stock to be divided into series, with the first series, Series A Preferred Stock, consisting of 2,133,399 shares of cumulative convertible preferred stock with a par value of $.23437. Dividends on this preferred stock are cumulative from the date of issuance at the rate of $.0222 per share, per annum, payable out of funds legally available. Such dividends are payable only when, as, and if declared by the Board of Directors, and shall accumulate from the date of issue, payable annually. Unpaid dividends are not interest bearing. Dividends on Common Stock can not be paid until all dividends on the Series A Preferred Stock have been paid. Each Series A Preferred stock is convertible, at the option of the holder, at any time on or before the fifth day before any redemption date (January 31 each year) to the Company's Common Stock. The conversion price is $.23437 per share of Common Stock. The Series A Preferred Stock shall be automatically converted on the earlier of the date specified by vote or written consent or agreement of at least two-thirds of the outstanding shares of such series or immediately on the closing of the sale of public offering of Common Stock in excess of $5.00 per share and $1,000,000 in proceeds. At the option of each holder of Series A Preferred stock, the Company shall redeem, on the redemption date starting with the year 2006 and continuing thereafter, the number of shares requested by the holder, by paying cash at the rate of $.23437 per share.

The remaining preferred shares outstanding, 2,866,601, shall be designated, as the Board of Directors shall determine into classes, series, and preferences, limitations, restrictions and relative rights of each class or series of preferred stock.