Form 10QSB/A
period 2000-06-30
R-TEC HOLDING INC
filed 2000-10-13
CIK 1112279

United States Securities and Exchange Commission
                             WASHINGTON, D.C. 20549

                               Amended Form 10-QSB

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

                                   R-TEC HOLDING, INC.
                                   (Registrant)


     Date: October 12,  2000            By /s/
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

BALUKOFF, LINDSTROM & CO., P.A.


July 28, 2000

                       R-TEC HOLDING, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET


                                                                                                June 30, 2000
                                                                                                -------------
Current assets
     Cash                                                                                         $  51,092
     Accounts receivable (net of $-- allowance
         for doubtful accounts)                                                                      96,382
     Costs and estimated earnings in excess
         of billings on uncompleted contracts                                                        32,777
     Prepaid expenses                                                                                 3,798
     Notes receivable, current portion                                                                5,078
                                                                                                  ---------
                                                                  Total current assets              189,127

Equipment, at cost, net of accumulated depreciation                                                  80,371
Other assets                                                                                         11,254
Notes receivable, less current portion                                                               21,035
                                                                                                  ---------

                                                                          Total assets            $ 301,787
                                                                                                  =========

Current liabilities
     Accounts payable                                                                             $   1,579
     Accrued expenses                                                                                27,289
     Accrued dividends payable                                                                       10,137
     Income taxes payable                                                                             4,761
     Billings in excess of costs and estimated
         earnings on uncompleted contracts                                                            8,394
     Notes payable                                                                                   39,137
     Notes payable, related parties                                                                 100,000
                                                                                                  ---------
                                                             Total current liabilities              191,297

Series A cumulative convertible preferred stock, par value
     $0.23437 per share, 5,000,000 authorized, 1,679,609
     shares issued and outstanding                                                                  393,650
                                                                                                  ---------
                                                                     Total liabilities              584,947

Shareholders' equity
     Common stock, no par value per share,
         30,000,000 authorized, 8,533,594 shares
         issued and outstanding                                                                     221,729
     Additional paid-in capital                                                                     107,439
     Accumulated deficit                                                                           (612,328)
                                                                                                  ---------
                                                            Total shareholders' equity             (283,160)
                                                                                                  ---------

                                            Total liabilities and shareholders' equity            $ 301,787
                                                                                                  =========

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

NOTE F - REDEEMABLE PREFERRED STOCK

The Company has issued $500,000 of stock subscriptions for preferred stock. The Board of Directors adopted an amendment to the Articles of Incorporation in January 2000 to provide for the original preferred stock to be divided into series, with the first series, Series A Preferred Stock, consisting of 2,133,399 shares of cumulative convertible preferred stock with a par value of $.23437. Dividends on this preferred stock are cumulative from the date of issuance at the rate of $.0222 per share, per annum, payable out of funds legally available. Such dividends are payable only when, as, and if declared by the Board of Directors, and shall accumulate from the date of issue, payable annually. Unpaid dividends are not interest bearing. Dividends on Common Stock can not be paid until all dividends on the Series A Preferred Stock have been paid. Each Series A Preferred stock is convertible, at the option of the holder, at any time on or before the fifth day before any redemption date (January 31 each year) to the Company's Common Stock. Since the Series A Preferred Stock is redeemable, at the option of holder, Series A Preferred Stock is presented in the liability section of the balance sheet. The conversion price is $.23437 per share of Common Stock. The Series A Preferred Stock shall be automatically converted on the earlier of the date specified by vote or written consent or agreement of at least two-thirds of the outstanding shares of such series or immediately on the closing of the sale of public offering of Common Stock in excess of $5.00 per share and $1,000,000 in proceeds. At the option of each holder of Series A Preferred stock, the Company shall redeem, on the redemption date starting with the year 2006 and continuing thereafter, the number of shares requested by the holder, by paying cash at the rate of $.23437 per share.

The remaining preferred shares outstanding, 2,866,601, shall be designated, as the Board of Directors shall determine into classes, series, and preferences, limitations, restrictions and relative rights of each class or series of preferred stock.