Form 10QSB
period 2000-09-30
R-TEC HOLDING INC
filed 2000-11-20
CIK 1112279

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 2000.

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

The number of shares of common stock outstanding as of September 30, 2000, is 8, 533, 594.


         Transitional Small Business Disclosure Format. Yes ___, No _X_.

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements:

     The following financial statements are filed as part of this report:

     The Consolidated Financial Statements of the Company for the three months and nine months ended September 30, 2000, reviewed by Balukoff, Lindstrom & Co., P.A., certified public accountants.

Item 2. Management's Discussion and Plan of Operation:

     Third quarter revenues of $129,201 are substantially less than Management projected due to delays in receiving expected purchase orders for confirmed sales, resulting in a corresponding operating loss of ($204,607) for the same period. The purchase orders have now been received, accounting for booked revenues of $2,183,155, which is slightly above Management's original revenue projections. Due to the delay in receiving the purchase orders, they will not be completed until the 1st quarter of 2001. Therefore, Management has revised it's year end projections for accounting purposes to reflect projected revenues of $1,523,485 and a corresponding projected year end loss of ($245,000).

Changes in Financial Condition:

     The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein for September 30, 2000, and December 31, 1999.

     The balance of current assets at September 30, 2000 was $195,194 compared to a balance of $181,715 at December 31, 1999. The balance of current liabilities was $264,445 and $247,847 for the same periods respectively. The resulting current ratio at September 30 is .74. The current ratio was .73 for December 31, 1999.

     The increase of current assets at September 30, 2000, over December 31, 1999, is due primarily to an increase in cash accounts to $97,826 from $3,608 respectively, with a decrease in receivables from $105,416 to $58,200 respectively. Cash infusions from the sale of preferred stock accounted for augmented cash accounts in lieu of expected revenues from pending purchase orders. See "Funding and Capital Resources" below.

     The balance of current liabilities at September 30, 2000, is $264,445 and at December 31, 1999, is $247,847. The increase of $16,598 or 7% is due primarily to an increase in expenses from direct costs of operations.

     At September 30, 2000, the Company had insufficient cash flow from operations to meet its current cash obligations.

Financial Results of Operations:

For the nine months ended September 30, 2000, and September 30, 1999.

     Sales for the nine months ended September 30, 2000, were $880,868 compared to $1,139,561 for the period ending September 30, 1999, resulting in a decrease of ($258,693) or (23)%.

     Operating expenses include primarily direct costs comprised of materials and supplies and direct labor from production, and indirect costs comprised primarily of depreciation and amortization. Depreciation and amortization for the nine months ended September 30, 2000, were $19,744.

     Selling, general and administrative expenses were $375,741 or 43% of sales for the nine months ended September 30, 2000, and $164,430 or 14% of sales for the same period in 1999, resulting in an increase of $211,311 or 129%. The increase is due primarily to additional payroll costs in preparation for expanding operations as discussed in "Plan of Operation" below and a reduction in sales from non-booked purchase orders as previously explained in "Results of Operations." Included in expanded operations is the addition of payroll costs for a satellite office based in Utah for Software Programming and Design to augment ongoing production requirements for software integration in custom automation jobs.

For the three months ended September 30, 2000, and September 30, 1999.

     Sales for the three months ended September 30, 2000, were $129,201 compared to $382,374 for the period ending December 30, 1999, resulting in a decrease of ($253,173) or (66)%.

     Operating expenses include primarily direct costs comprised of materials and supplies and direct labor from production, and indirect costs comprised primarily of depreciation and amortization. Operating expenses for the three months ending September 30, 2000 were $188,812, compared to $192,555 for the three months ending September 30, 1999.

     Selling, general and administrative expenses were $135,578 or 105% of sales for the three months ended September 30, 2000, and $52,727 for the three months ended December 30, 1999. The increase in selling, general and administrative expenses is due primarily to an increase in expenses for expanding operations as previously discussed in year-to-date selling, general and administrative expenses.

Funding and Capital Resources:

     Management is of the opinion that present current assets, comprised primarily of cash and receivables is insufficient to carry the Company through its current and projected levels of operation through year end. During the third quarter the Company received $169,100 in Preferred Stock subscriptions to supplement the cash of the Company.

Plan of Operation:

     Presently, the Company is continuing to expand its revenues from it's core business of custom automation. During the last three years, 1997 thru 1999, custom automation has recognized a revenue growth of $849,176 or 200%, an annualized growth rate of 67% annualized. The customer base in custom automation continues to expand with a significant repeat order business from existing customers. Management is also expanding its strategic alliances with other companies to develop its market share.

     With it's expertise in custom engineering, the Company has successfully developed a new line of "socket" products and "interconnect devices" for the hi-tech IC chip and IC board testing industry. The Company is currently beginning to receive purchase orders from this new product line with anticipated growth in revenues coming in the first quarter of 2001.

     Along with the successful marketing and production development of the testing industry devices, the Company has now received successful test results from a new, proprietary technology aimed at a vertical marketing plan to augment the current product line. This new proprietary technology called "GCI" is expected to generate new revenue streams beginning in the first quarter of 2001.

     In order to facilitate the rapid growth of its IC testing products, the Company will initially outsource the production of the "GCI" but will continue to produce its current testing products, i.e., sockets and interconnect devices within existing plant facilities. As revenues expand within the first quarter of 2001, the Company anticipates it will need to address the opportunity of expanding current plant facilities to establish its own production capabilities of the "GCI" as well as support staff. Currently, the Company is negotiating to acquire a marketing company, in order to establish a nationwide marketing network to facilitate the growth in its IC testing product lines, as well as continuing development of its existing custom automation products. As reflected in the increase in operational costs, the Company has already hired additional personnel to handle financial, software design, and production needs in anticipation of revenue growth.

IntorCorp Motor:

     IntorCorp has filed the updated patents for the inventions in the IntorCorp Motor. Management is currently evaluating the method of continuing the development and the marketing of the IntorCorp Motor. It is anticipated that a new business plan will be created and executed to advance the progress of the IntorCorp Motor. This will be based on the patent position.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings. None

Item 2. Changes in Securities. During the third quarter the Company received additional subscriptions from Series "A" Preferred Stock sold to existing shareholders of such stock, namely:

     Date           Shares        Cash Consideration         Shareholder
     ----           ------        ------------------         -----------

     07/19/00       106,669            $25,000             John E. Smith
     07/19/00       273,499            $64,100             George W. Wadsworth
     07/24/00       234,672            $55,000             William  Glacier
     08/08/00       106,669            $25,000             John E. Smith

The described stock transactions were exempt from registration under the provisions of Section 4(2) of the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities. None

Item 4. Submission of Matters to a Vote of Security Holders. None

Item 5. Other Information.

     During the third quarter the Company purchased approximately $10,000 in assets and employed two software technicians to develop the software division of R-Tec Corporation, which is located in the Salt Lake City area of Utah. This new division will eliminate the need to contract for software development when required by Company contracts and products, and will also enable an opportunity to develop revenues from contracting software development for other customers.

Item 6. Exhibits and Reports on form 8-K.

     (a)  No exhibits

     (b)  No Form 8K filings

                                   SIGNATURES

     In accordance with requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       R-Tec Holding, Inc.
                                       (Registrant)


Date: November 17,  2000               By /s/ Douglas G. Hastings
                                          ---------------------------------
                                          Douglas G. Hastings, President and CEO

                        Consolidated Financial Statements





                               R-TEC HOLDING, INC.
                                 AND SUBSIDIARY




                           September 30, 2000 and 1999

TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------



INDEPENDENT ACCOUNTANTS' REVIEW REPORT ..............................      1

FINANCIAL STATEMENTS

   Consolidated Balance Sheet .......................................      2

   Consolidated Statements of Operations ............................      3

   Consolidated Statements of Cash Flows.............................      4

   Notes to Consolidated Financial Statements .......................      5

                     INDEPENDENT ACCOUNTANT'S REVIEW REPORT


To the Shareholders and Board of Directors
R-Tec Holdings, Inc.
Boise, Idaho

We have reviewed the balance sheet of R-Tec Holdings, Inc. as of September 30, 2000 and the related statements of operations and cash flows for the three-month and six-month periods ended September 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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

BALUKOFF, LINDSTROM & CO., P.A.


October 25, 2000

                       R-TEC HOLDING, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET


                                                                   September 30,
                                                                       2000
                                                                     ---------

Current assets
     Cash                                                            $  97,826
     Accounts receivable (net of $-- allowance
         for doubtful accounts)                                         58,200
     Costs and estimated earnings in excess
         of billings on uncompleted contracts                           37,306
     Prepaid expenses                                                     --
     Notes receivable, current portion                                   1,862
                                                                     ---------
                                           Total current assets        195,194

Equipment, at cost, net of accumulated depreciation                    115,020
Other assets                                                            19,742
Notes receivable, less current portion                                  23,809
                                                                     ---------

                                                   Total assets      $ 353,765
                                                                     =========

Current liabilities
     Accounts payable                                                $  47,805
     Accrued expenses                                                   70,817
     Accrued dividends payable                                          21,954
     Income taxes payable                                                4,761
     Billings in excess of costs and estimated
         earnings on uncompleted contracts                               7,296
     Lease payable, current portion                                     11,812
     Notes payable, related parties                                    100,000
                                                                     ---------
                                      Total current liabilities        264,445

Lease payable, less current portion                                     28,244
                                                                     ---------
                                              Total liabilities        292,689

Shareholders' equity
     Series A cumulative convertible preferred stock, par value
         $0.23437 per share, 5,000,000 authorized, 2,401,118
         shares issued and outstanding                                 562,750
     Common stock, no par value per share,
         30,000,000 authorized, 8,533,594 shares
         issued and outstanding                                        221,729
     Additional paid-in capital                                        107,439
     Accumulated deficit                                              (830,842)
                                                                     ---------
                                     Total shareholders' equity         61,076
                                                                     ---------

                     Total liabilities and shareholders' equity      $ 353,765
                                                                     =========

                             See accompanying notes

                       R-TEC HOLDING, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                    Three Months Ended September 30,        Nine Months Ended September 30,
                                                        2000                1999                2000               1999
                                                    -----------         -----------         -----------         -----------

Revenues                                            $   129,201         $   382,374         $   880,868         $ 1,139,561

Operating costs                                         188,812             192,555             870,877             814,130
                                                    -----------         -----------         -----------         -----------

                                Gross profit            (59,611)            387,789               9,991             523,401

Selling, general and administrative expenses            135,578              52,727             375,741             164,430
Research and development                                  9,418              17,116
                                                    -----------         -----------         -----------         -----------

                     Operating income (loss)           (204,607)            137,092            (382,866)            161,001

Interest expense                                        (18,256)             (7,468)            (10,416)            (15,269)
Other                                                       486               3,890               1,487               4,419
                                                    -----------         -----------         -----------         -----------
                                                         (2,090)             (3,578)             (8,929)            (10,850)
                                                    -----------         -----------         -----------         -----------

Income (loss) before income taxes                      (206,697)            133,514            (391,795)            150,151
Income taxes                                                 --              29,107                  --              69,488
                                                    -----------         -----------         -----------         -----------

                           Net income (loss)           (206,697)            104,407            (391,795)             80,663

Preferred stock dividends                                11,817                  --              21,954                  --
                                                    -----------         -----------         -----------         -----------

                 Net income (loss) available
                      to common shareholders        $  (218,514)        $   104,407         $  (413,749)        $    80,663
                                                    ===========         ===========         ===========         ===========

Net income (loss) per common share                  $     (0.03)        $      0.01         $     (0.05)        $      0.01
Weighted average shares outstanding                   8,533,594           8,533,594           8,533,594           8,533,594

                             See accompanying notes

                       R-TEC HOLDING, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              Nine Months Ended September 30,
                                                                   2000              1999
                                                                ---------         ---------
Cash flows from operating activities
  Net income (loss)                                             $(391,795)        $  80,663
  Adjustments to reconcile net income (loss) to net
    cash provided (used) by operating activities
    Depreciation and amortization                                  19,744            27,014
    Sale refund through issuance of note payable                       --
    Changes in assets and liabilities
      Accounts receivable                                          47,280            34,331
      Costs and estimated earnings in excess
        of billings on uncompleted contracts                       25,899            44,553
      Prepaid expenses                                              3,331               276
      Accounts payable                                            (40,034)          (87,000)
      Accrued expense                                               5,917           (21,678)
      Billings in excess of costs and estimated
        earnings on uncompleted contracts                         (18,682)          (52,977)
      Income taxes payable                                            557            52,581
      Deferred income taxes                                        (8,197)           16,905
                                                                ---------         ---------
        Net cash provided (used) by operating activities         (355,980)           94,668

Cash flows from investing activities
  Purchase of equipment and other assets                          (50,018)          (15,668)
  Purchase of investment                                               --            (8,428)
                                                                ---------         ---------
        Net cash provided (used) by investing activities          (50,018)          (24,096)
                                                                ---------         ---------

Cash flows from financing activities
  Collections on loans                                              1,465            70,555
  Proceeds from preferred stock                                   562,750                --
  Net payments on line of credit                                  (64,000)               --
  Payments on debt                                                     --           (84,201)
                                                                ---------         ---------
        Net cash provided (used) by financing activities          500,215           (13,646)
                                                                ---------         ---------

                         Net increase (decrease) in cash           94,217            56,926
Beginning cash                                                      3,609             3,338
                                                                ---------         ---------

                                             Ending cash        $  97,826         $  60,264
                                                                =========         =========

Supplemental disclosures of cash flow information
  Interest paid                                                 $   8,029         $   6,310
  Noncash investing and financing activities
    Preferred stock dividends payable                           $  21,954         $      --
    Equipment acquired through capital leases                   $  40,056         $      --
    Sale of equipment with debt assumption                      $      --         $ 138,675

                             See accompanying notes

                       R-TEC HOLDING, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 2000 and 1999

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

NOTE B - EQUIPMENT

Equipment consists of:


       Equipment                                                $   85,378
       Vehicles                                                     31,171
       Office equipment and furnishings                             60,630
                                                                ----------
                                                                   177,179
       Accumulated depreciation and amortization                   (62,159)
                                                                ----------

                                                                $  115,020
                                                                ==========

NOTE C - CUSTOMER AGREEMENT

The Company entered into a $58,706 agreement with a customer during March 2000. The agreement was created as a result of a product return. Terms of the agreement require twelve monthly payments of $4,892, commencing in April 2000. The Company does not allow for product returns within the terms of their contracts. However, to satisfy this customer, the product was repurchased. The balance of the agreement at September 30, 2000 is $24,461 and the amount is included in accrued expenses.

NOTE D - NOTES PAYABLE, RELATED PARTIES

The Company redeemed stock from the shareholders on November 4, 1999 by issuing a note for $100,000. The redemption represented the 20% minority interest as of that date. The note is payable only from available earnings of R-Tec and is not scheduled to commence until January 1, 2001. Interest accrues at the prime lending rate.

NOTE E - CAPITAL LEASE PAYABLE

The Company entered into a capital lease payable for $40,056 during August 2000. Terms of the lease require thirty-six monthly payments of $1,389, commencing in September 2000.

NOTE F - INCOME TAXES

The Company is in a net operating loss carryforward position as of September 30, 2000. The net operating loss approximates $367,000. A full valuation allowance has been provided to offset the deferred tax assets related to the net operating loss carryforward.

NOTE G - PREFERRED STOCK AND SUBSEQUENT EVENTS

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

On October 17, 2000, the Board of Directors approved a revision to the Series A Preferred Stock. The revision no longer allows the holder the option of redeeming Series A Preferred Stock into cash. Previous to this change, Series A Preferred Stock was redeemable into cash at the option of the holder. The Series A Preferred Stock has been presented in the equity section of the consolidated balance sheet as a result of this change.

The remaining preferred shares outstanding shall be designated, as the Board of Directors shall determine into classes, series, and preferences, limitations, restrictions and relative rights of each class or series of preferred stock.

The Board of Directors approved a stock dividend of one share of Common Stock for each share of Common Stock held as of October 18, 2000. The financial statements as of September 30, 2000, do not include this stock dividend.

NOTE H - ACQUISTION AND EMPLOYMENT AGREEMENTS

On September 13, 2000, the Company acquired certain assets of Creative Test Solutions, L.L.C. for $10,000. The Company entered into five-year employment agreements with two of the members of Creative Test Solutions, L.L.C. on August 28, 2000. As part of the employment agreement the Company provided signing bonuses in the form of Common Stock totaling 100,000 shares. The Common Stock has not been issued as of September 31, 2000. Accordingly, the amount of the bonus, $15,400, is included as accrued expenses in the financial statements.