Form 10KSB
period 2000-12-31
R-TEC HOLDING INC
filed 2001-03-30
CIK 1112279

United States Securities and Exchange Commission
                             Washington, D.C. 20549

Form 10-KSB
(Mark One)
   [X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                For the fiscal year ended December 31, 2000.

   [_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to __________

                        Commission file number : 0-30463

                               R-TEC HOLDING, INC.
                 (Exact name of business issuer in its charter)

         IDAHO                                            82-0515707
State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)

       1471 E. Commercial Ave, Meridian, Idaho                83642
       (Address of principal executive offices)             (Zip Code)

Issuer's telephone number:  (208)-887-0953             Fax: (208)-888-1757

Securities registered under Section 12(b) of the Exchange Act:

       Title of each class             Name of each exchange on which registered

-------------------------------        -----------------------------------------

-------------------------------        -----------------------------------------

Securities registered under 12(g) of the Exchange Act:

                            Common Stock No Par Value
                                (Title of class)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) Yes [X], No [_], and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

Registrant's revenues for the year ended December 31, 2000, were $1,552,587.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. No Market in 2000.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [_] No[_].

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the Issuers's classes of common equity, as of the latest practicable date. As of December 31, there were 2,781,564 shares of Series A cumulative convertible preferred stock, par value $0.234 per share issued and outstanding and 17, 373,128 shares of common no par value stock outstanding. .

DOCUMENTS INCORPORATED BY REFERENCE No documents are incorporated by reference.

Transitional Small Business Disclosure Format.  Yes [_], No [X].

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

History of R-Tec Holding, Inc. (the "Company")

On August 18, 1999, the Board of Directors of Biogan International, Inc. organized R-Tec Holding, Inc., an Idaho corporation, (the "Company") as a wholly owned subsidiary, and transferred Biogan's 50% stock ownership of IntorCorp, Inc. in exchange for 4,266,797 shares of Common Stock of the Company. On September 27, 1999, Biogan distributed all of its shares of the Company stock to Biogan's shareholders of record in a spin off stock dividend making the Company independent of Biogan.

On November 1999, the Company issued 50% ownership of its stock to Gary A. Clayton and Douglas G. Hastings together with a redemption of stock by R-Tec Corporation, the Company acquired all of the stock of R-Tec Corporation. (See "Certain Relationships and Related Transactions" page 16).

The financial statements for the Company have been prepared according to "reverse purchase" accounting by which R-Tec Corporation, the dominant business entity, is considered the purchaser of R-Tec Holding, Inc. For a more complete discussion of the accounting refer to the last paragraph on page 6 of the Consolidated Financial Statements of R-Tec Holding, Inc. and R- Tec Corporation December 31, 2000 and 1999 included in Part F/S of this Form 10KSB.

The ownership interest in IntorCorp has dropped down to R-Tec Corporation for research and development, however as of the present time there has been no activity in IntorCorp.

On December 1, 2000, The Company formed R-Tec Interconnect, Inc., an Idaho corporation, as a wholly owned subsidiary to develop IC Testing Interface products and business. (See "R-Tec Interconnect, Inc." page 5).

The Company is the holding company of and will be consolidated with R-Tec Corporation and R- Tec Interconnect, Inc. for tax and reporting purposes. The Company at the present time has no other business interests.

R-Tec Corporation, a subsidiary of the Company.

R-Tec Corporation was initially organized in 1995 as a small individually operated company in a modified garage for the purpose of developing and fabricating High-Tech custom manufacturing equipment, primarily for a single customer. Most of the contracts during the first 18 months were for the duplication of High-Tech manufacturing tools going overseas for Hewlett Packard. Presently R-Tec Corporation, under contracts with various customers, develops, engineers and fabricates High-Tech custom manufacturing equipment and parts to be incorporated into customer owned and operated manufacturing equipment and manufactured products. R-Tec Corporation expertise includes engineering, development of controls, machine design and tooling, consulting services, prototype development, tooling and manufacturing. Typical production includes: mechanical fixtures; "mech-op stations" (devices for testing mechanical operations and performance of equipment); "servo-writers" and "transfer stations"(devices that write code instructions for reading disc drives in manufacturing stations); "sub-assemblies" (an assembly of electrical components as a unit to be integrated with other units to complete a device or product); "automatic robot work stations" (a machine that automatically constructs part of a manufactured product); and electronic testing devices. Essentially all of the products and services incorporate one or more complete disciplines of mechanical, electrical, software, machine visions (a vision camera that digitizes information for testing purposes) and controls.

Developed technology currently includes CAD-based software (computer aided design software), electro-mechanical devices, tool design, PC Board Layout (printed circuit board layout technology from concept to manufactured product), International CE-Marked products (a quality designation in China similar to "UL" marked products in the US) Machine Vision, Specialty Tooling, Engineering Design, Motion Control, Robotics, Software Development, PLC Programming (programmable logic controller which is a low level computer for controlling functions).

Significant clients of R-Tec Corporation include Iomega Corporation, Hewlett Packard, Pro- Precision Machining, Steelhead Metals, SCP Global Technologies, System Integration (Division of Micron), Intel, TECHNIT Interconnection Products, 3Com Corporation, Preco, Inc., Motorola, Micron Communications, Inc., Ford Microelectronics, Inc., MSL (Salt Lake Division) and Anadigics.

Distribution of products and services have previously been made through Manufacturers Representatives Browand, LaMeire & Associates, however, commencing with January 1, 2001, the Company employed William Browand and Jeanette LaMeire as managerial employees to oversee marketing efforts for both the custom engineering and the marketing of IC Testing Interface and GCI products.

Certain functions of some projects are, when needed, contracted to R-Tec Machine Tools, Inc., an Idaho corporation, in which Doug Hastings and Gary Clayton own a combined 50% interest. R-Tec Machine Tools, Inc conducts business as a machine shop in the same building as R-Tec Corporation (See "Certain Relationships and Related Transactions "). However, some machine work is also contracted with other machine shops depending on time of delivery constraints. R- Tec Machine Tools, Inc. exclusively machines raw metal into custom parts on contract with its customers, one of which is R-Tec Corporation. In comparison, R-Tec Corporation makes manufacturing equipment, which sometimes needs machined metal parts which R-Tec Machine Tools (or some other machine shop) will make. The two companies do not compete for the same type of work, nor do they combine or share resources. There is no common personnel, equipment, nor management. Building expenses are allocated to the two occupants based on square footage occupied.

The custom-parts manufacturing industry is vast with many major competitors who are larger and financially stronger than R-Tec Corporation, such as Wright Industries, Technistar, and Acufab. Major companies such as Motorola and Micron frequently have their own internal tooling development groups to develop their own equipment requirements and who on occasion will "out source" their over-load demands to companies like R-Tec Corporation. Management is not aware of any information to estimate a market share of the industry, but believes that R-Tec Corporation has a very small share of the overall market.

Materials for products, such as aluminum, bar stock, plate stock, wire and plastics are provided by several subcontractors who bid to provide supplies according contract specifications. To the best knowledge of Management the required materials are of a generic nature with ample availability from several sources, and therefore there is no dependence on a source of raw materials.

During 1999 R-Tec Corporation had contracts (in different stages of performance) with approximately 43 customers (some had multiple contracts), four of which customers provided in excess of 10% of annual revenues, i.e. 3COM Corporation, Micron System Integration, Palm Computing, Inc., and Performance Design, Inc., for a combined total of 52.2% from the four. During 2000, T-Tec Corporation had approximately 30 customers with material contractual agreements, two of which provided in excess of 10% of annual revenues, i.e. MSL Salt Lake, and Palm Computing. The nature of the "custom parts" engineering business is such that customers producing material revenues generally changes from year to year and no dependence on any specific customers develops.

Prior to 1999 R-Tec Corporation did not have any patents or other proprietary property interests. In 1999 it had in application stage two patents, one of which was issued for a "Test Probe Positioning Device, and one of which has been re-applied. The patent issued is #6,064,195 dated May 16, 2000, and will expire on May 15, 2017. The patent is for a self-aligning device for positioning a test probe in a socket of a printed circuit board to be tested.

Neither the products nor services provided by R-Tec Corporation presently require any governmental approval. Management is not currently aware of any existing or probable governmental regulation on any part of the business. Presently, there are no costs or effects of compliance with environmental laws for the R-Tec Corporation or the Company.

During 2000 R-Tec Corporation did not expend material funds on research and development. Any activity that may be considered as research and development has been only in connection with the performance under a contract with a customer for services and/or products the cost of which has been paid by the customer as part of the contract terms.

R-Tec Corporation currently employs 9 full time employees and 1 part time employee in the Boise office and 2 full time employees in the Utah office.

R-Tec Interconnect, Inc. a subsidiary of the Company

R-Tec Interconnect, the new subsidiary of R-Tec Holding, Inc. will focus on the continued engineered design and manufacture of testing sockets and related testing interface products to existing customers. Testing sockets for the IC industry include a variety of custom designs and technical requirements as determined by customer's specifications. Interconnect will also focus on developing a standardized, lower cost, testing solution for its existing customer base.

Testing devices include test sockets with probe contacts and a new proprietary interface device engineered by Interconnect called GCI(TM). This new technology can be incorporated into existing design structure for socket testing devices with minimal design adjustments. The GCI(TM) presents new opportunities to Interconnect due to its favorable characteristics and responses to issues regarding, co-planarity, inductance, and durability.

During the 4th quarter of 2000, Interconnect has been actively demonstrating its new, proprietary technology to existing clients. It is anticipated that during the 1st and 2nd quarters of 2001, the new technology will complete its evaluation phase with clients and will enter into a product life cycle stage of new and repeat orders.

Significant customers for Interconnect's testing products include Maxim, Amkor, RF Micro Devices, Gamma Technology, Anadigics, Micron System Integration, Celeritek, Teradyne, Cisco Systems, Inc., Transmeta, and P.T. Products & Services. It is not anticipated by management at this time that any of the foregoing customers will represent more than 10% of combined revenues for the year 2001.

Competitors for the testing product interface market include the following companies: 3M, Aries Electronics, Cerprobe, ECT, Gold Tech, John Tech, Loranger International, Primeyield, and Tecknit. Among these competitors, which it is believed by management represent a combined market share of approximately 75% to 80% of the $247,000,000 testing product interface market, four utilize spring probe technology. The remainder utilize various testing technologies. It is believed by management that the new Interconnect technology GCI(TM) product represents a leading edge challenge to other competitors in this same market.

In order to increase its market share, Interconnect has established a management team to compliment the existing production team members. A general manager of Interconnect, Michael T. Montgomery, has been appointed, and both principals of Browland and LaMeire, i.e., William Browand and Jeanette LaMeire, the former outside marketing representatives, for the Company, have been retained as managerial employees of Interconnect to oversee marketing efforts. Existing design and production personnel will be retained to continue in the engineered development and manufacturing of testing devices.

Production for the testing devices is accomplished by using existing engineering resources within Interconnect's personnel group and by outsourcing some facets of the production needs. All assembly of manufactured products is accomplished within the Company's current facilities. It is anticipated that additional facilities and equipment will be added to augment the production capabilities of the Interconnect facilities as determined by anticipated market growth.

Sources of raw materials for production are represented by commonly used materials available to the outsource manufacturers and management does not foresee any limitations or interruptions in the availability of materials for production. These common raw materials include aluminum, steel, gold, plastics, solder, and copper.

Management is not aware of any governmental approvals or legislative impacts that would affect its current product lines and does not anticipate any additional costs or effects for compliance with environmental laws. Patents have been applied for and a patent pending has been issued for the GCI(TM).

During 2000, the Company expended funds in the amount of $22,710 for the development of the GCI(TM) technology and related, vertical market products.

Interconnect currently employs 5 full time employees and 1 part time employee.

ITEM 2. DESCRIPTION OF PROPERTY.

     Description of Property of R-Tec Corporation (Subsidiary)

R-Tec Corporation is a tenant in a single purpose industrial building located at 1471 E. Commercial Avenue, in Meridian, Idaho. The building is owned by H2C2 & Associates, LLC, an Idaho limited liability company (owned by Mr. and Mrs. Hastings and Mr. and Mrs. Clayton, shareholders of the Company) and leased 75% to R-Tec Corporation under a 5 year lease expiring November 30, 2004. The other 25% of the building is leased to R-Tec Machine Tools, Inc., a machine shop (owned 25% by Hastings and 25% by Claytons) see "Certain Relationships and Related Transactions" at page 16. The building was constructed in 1998 according to the applicable commercial building code requirements, on approximately 1.36 acres of land, and includes a parking area of 20 spaces.

R-Tec Corporation office space consists of approximately 2,700 square feet, and includes a reception area, conference room, and individual offices. The assembly area consists of approximately 1800 square feet and approximately 1,500 square feet of warehouse area. The rent is at the rate of $2,950 per month, subject to Cost of Living Index increases on an annual basis.

R-Tec Corporation owns the furniture and fixtures, office equipment, phone equipment, and leasehold improvements, free of any liens or obligations.. As of December 31, 2000, R-Tec Corporation has entered into an equipment lease agreement with U.S. Bancorp Leasing & Financial for the acquisition of vision inspection and video measuring equipment in the amount of $41,445 with 36 amortized lease payments of $1,389 per month.

In December of 2000, R-Tec Corporation entered into a lease agreement for office and production space for a satellite division of R-Tec Corporation, i.e., Creative Test Solutions, in North Salt Lake, Utah. The Creative Test Solutions division houses the software engineering support group for R-Tec Corporation. Creative Test Solutions is not a separate legal entity but is recognized as a part of the R-Tec Corporation structure. The office space in Utah consists of approximately, 2,400 square feet of combined office and warehouse space with monthly lease payments of $1,320 per month and additional expenses as per a triple net lease agreement. All operating expenses including employment reimbursement and taxes are paid directly from the Corporate offices in Meridian, Idaho and are included in the expense structure of R-Tec Corporation. As of December 31, 2000, two employees, Alan Ashcroft and Nyle Stewart, work at the Utah office under the supervision of Gary Clayton, V.P. of Engineering.

The Company does not have any separate corporate offices, but uses, when required, the offices of R-Tec Corporation for its purposes, without the payment of any rent or other obligation, until such time as independent offices may be required.

Except for the described leasehold interest in the occupied premises by R-Tec Corporation, neither R-Tec Holding, Inc., R-Tec Corporation, R-Tec Interconnect, Inc., nor IntorCorp, Inc. has any investments in real estate, nor interests in real estate, real estate mortgages, nor securities of or interests in persons primarily engaged in real estate, activities.

IntorCorp, Inc. is an Idaho corporation owned 50% by R-Tec Corporation and 50% by C.T. Corporation an electrical engineering company. The outstanding common stock of IntorCorp was issued originally to C.T. Corporation and to Biogan International in exchange for their respective interest in the intellectual technology for the IntorCorp Motor. As a result of the spin-off and acquisition of R-Tec Corporation described in Item 1 hereof, the interest of Biogan International has descended to R-Tec Corporation. The board of directors of IntorCorp is comprised of four members, two from each of C.T. Corporation and two (Gary A. Clayton and Douglas G. Hastings) from R-Tec Corporation, with Mr. Douglas G. Hastings as President. Negotiations are presently in process for a consulting agreement between IntorCorp and C.T. Corporation. IntorCorp has never had assets other than the intellectual technology for the IntorCorp Motor, nor has it conducted any business. It is currently in the development stage. Presently Management of IntorCorp intends to develop the business plan to raise development funds, interviewing candidates for managing the project of the development and marketing of the IntorCorp Motor.

ITEM 3. LEGAL PROCEEDINGS.

     There were no material legal proceedings at year end 2000.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

There has not been a market for Registrant's stock, nor is there as of filing this Form 10KSB.

Unregistered Equity Securities Sold by Registrant During 2000.

During the 4th quarter of 2000 Registrant issued 35,000 additional shares of common and 376,969 shares of Series A Preferred stock of Registrant without registration under the Securities Act in private transactions exempt from registration under the provisions of Regulation D, Rule 506 of the SEC and
Section 4(2) of the Securities Act of 1933, to the class of persons indicated, without discounts or commissions, for cash, as follows:

Common Stock

During the 4th quarter, 2000, the Company received additional subscriptions from Common Stock sales through a private placement offering, and issued stock for services namely:

Date              Shares            Consideration              Purchasers
----              ------            -------------              ----------

11/29/00          25,000            $25,000 cash               Glen Clayton
12/28/00          10,000            $10,000 cash               David R. Stewart
12/28/00          55,940            $ 7,447 services           David R. Stewart

Series "A" Preferred Stock

During the 4th quarter, 2000, the Company received additional subscriptions from Series "A" Preferred Stock sold to existing shareholders of such stock, namely:

Date              Shares            Consideration             Purchasers
----              ------            -------------          ----------

10/12/01          334,302           $78,350 cash           Leland W. Glazier
10/18/01          42,667            $10,000 cash           Robert C. Montgomery


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR/AND PLAN OF OPERATION.

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein for December 1999, and December 2000.

Corporate Structure

The Company has two revenue generating divisions which are wholly owned corporate subsidiaries and one research and development 50% owned subsidiary. Respectively, R-Tec Corporation manufactures custom engineered, automated equipment and services; R-Tec Interconnect, Inc. manufactures custom engineered and standard IC Testing interface devices; and IntorCorp is in the stages of research and development of new motor technology.

Performance Overview

Revenues:

The Company recognized revenues of $1,552,587 for year end 2000, an increase of 20% over year end 1999 revenues of $1,296,850. The adjusted revenues were in line with management's revised estimates, recorded in the 3rd quarter 10Q filing after taking into account delays in anticipated purchase orders for booked jobs. Management expects revenues from delayed purchase orders to carry over into the 1st and 2nd quarters of 2001. Revenues for 2001 are expected to be approximately $1,500,000 (including the delayed revenues from 2000) for R-Tec Corporation and $1,900,000 for R-Tec Interconnect, for a combined total revenue of $3,400,000. Taking into account an industry wide slow down in the technical manufacturing sector, expected to last through 2001, management believes that R-Tec Corporation's sales growth will remain flat in the automation sector with no significant change from year 2000 levels. For R-Tec Interconnect, management is anticipating significant sales growth following the initial product introduction stage. While no historical data is currently available for R-Tec Interconnect sales growth and subsequent statistical projections, management presently estimates that sales will grow at approximately 100% per quarter through the end of 2001. First quarter 2001 purchase orders for the GCI interconnect are as of the date hereof $92,595.

Profitability:

The Company recognized net losses of ($440,157) for year end 2000, an increase of 39% from year end 1999 losses of ($317,094). The Company also recognized a decrease in gross profit on operations of ($83,308) or (43%) , from $193,131 for year end 1999, to $109,823 for year end 2000.

The increase in losses from 1999 was expected as the Company expended additional funds for automation projects with lower job margins in anticipation of acquiring future revenue streams from "same" customers on extended projects with increased revenue potential and increased job margins. In addition, the Company expended funds during the anticipated, evaluation phase of it's new GCI(TM) technology to market its new product to a widespread customer base. These initial, required expenditures were anticipated as marketing costs for the product introduction.

In order to accommodate future growth with the establishment of its new subsidiary, R-Tec Interconnect, the Company has hired additional management personnel to begin developing a management structure for projected growth. This additional employment cost is reflected in an increase of SG&A expenditures. Part of this increase in employment cost is the addition of the two marketing managerial employees hired December 1, of 1999. Total SG&A expenses increased by $181,617 due to increases in employment costs, and legal and professional costs.

Net loss per common share for year end 2000 is ($0.03) compared to ($0.02) for year end 1999.

Changes in Financial Condition

The balance of current assets was $815,664 at December 31, 2000, compared to $181,715 at December 31, 1999, an increase of 349%. The balance of current liabilities was $644,503 and $245,445, an increase of 160%, for the same periods, respectively. The resulting current ratio at December 31, 2000 was
1.27. The current ratio for December 31, 1999, was .74.

The increase in current assets of $633,949 from year end 1999 to year end 2000 was due primarily to an increase in accounts receivable from the recognition of, and receivables billings for delayed purchase orders anticipated in the 2nd and 3rd quarters but materializing in the 4th quarter of 2000 and an increase in capital funding from the sale of preferred and common stock. In addition, current assets were increased from proceeds from a note payable to related parties in the amount of $65,000.

The increase in current liabilities was due primarily to an increase in accounts payables for work in progress operations and expenses payable from Selling, General and Administrative accounts. In addition, a short term note payable to related parties was incurred in the amount of $65,000.

Liquidity and Capital Resources

The Company's current ratio has improved from .74 to 1.27 for the years ending 1999 to 2000 respectively. Cash accounts increased from $3,608 to $76,634 for years ending 1999 and 2000 respectively and receivables accounts increased from $105,480 to $511,524 for the same respective periods. This trend in the cash accounts is anticipated to continue as management expends efforts to raise additional capital for future expansions. Work in progress for the 4th quarter 2000 has inflated the receivables accounts beyond what management anticipates will be a normal level. As work in progress is completed by the 2nd quarter of 2001, it is anticipated that the receivables accounts will be reduced, with a corresponding reduction in the payables accounts linked to work in progress.

Management anticipates that the Company will need to augment its liquidity with additional capital infusions to fund product development and expansion. In particular, as revenues increase from the new Interconnect subsidiary, capital infusion will be required to fund ongoing production needs, develop new markets, and supplement production capabilities through the construction and addition of new plant and equipment. Management has projected capital infusion needs to be approximately $1,500,000 for expansion of Interconnect by the end of 2001.

Management anticipates that additional capital funding will also be required for further development of the Company's IntorCorp motor research division.

In pursuit of its debt structure goals, management does not expect to acquire capital infusion through the use of long term debt instruments and has canceled its line of credit. In lieu of bank financing, a Private Placement Memorandum
(PPM) was authorized by the Board of Directors and has been used as the current financing instrument for augmenting capital requirements. While management is optimistic that adequate funding for future expansion can be raised through this instrument, no guarantee exists that the current PPM will raise sufficient capital to meet funding requirements.

Company Strategy

The Company's focus for short term operations will be to increase internal systems controls to accurately measure and control profitability at a job costing level. Also, the Company will move to emphasize product margins through recognition of its proprietary, competitive product advantages.

To increase revenues, the Company has added the two principals from the former, outside marketing group, to its internal management structure and anticipates adding one additional internal sales representative to augment sales growth in the automation market. As product acceptance increases for the new proprietary technology GCI(TM), marketing efforts will be directed to broaden the customer base as well as the product usage, from the IC testing environment to the larger, consumer application market.

To increase production capabilities, the Company anticipates raising additional capital to augment capital resources for plant and equipment expansion. With the current management team in place, the Company anticipates that additional personnel will be needed at the direct costing level, without significant, additional increases in overhead employment or management costs.

Financial Notes:

Income Tax Carry Forward

A net operating loss carry forward of $390,000 as of December 31, 2000, for federal tax purposes begins to expire in the year 2020. No deferred tax asset has been recorded as the Net Operating Loss carry forward has been offset by a full valuation allowance.

ITEM 7. FINANCIAL STATEMENTS.

     Attached hereto is the audited consolidated financial statements for December 31, 2000 and 1999.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH INDEPENDENT ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.

     9.1 Directors and Officers.

             Name                Age        Position                      Date Appointed
             ----                ---        --------                      --------------
     Douglas G. Hastings          42        Director, President                Nov.3, 99
     Gary A. Clayton              42        Director, V-P Engineering          Nov.3, 99
     Rulon L. Tolman              50        Director, VP Finance               Original
     John R. Hansen, Jr.          70        Director                           Original
     David R. Stewart             47        Director                           Nov.3, 99
     Robert C. Montgomery         48        Secretary                          Nov. 3, 99
     Michael T. Montgomery        44        CFO                                Mar. 1, 01

The directors of the Company are elected to serve until the next annual shareholder's meeting or until their respective successors are elected and qualified. Officers hold office until the meeting of the Board of Directors after the next annual shareholders's meeting or until removal by the Board of Directors. There are no arrangements or understandings among the Officers and Directors pursuant to which any of them were elected as Officers and Directors.

Family Relationships: Douglas G. Hastings is married to Rena Clayton Hastings, a sister of Gary A. Clayton. Robert C. Montgomery and Michael P. Montgomery are brothers.

Business Experience of Officers and Directors:

     Douglas G. Hastings, 1471 E. Commercial Ave, Meridian, Idaho 83642. Mr. Hastings received a Micro M.B.A. in May of 1999. Mr. Hastings received special training in Robotics, Machine Vision and software controls. Prior to starting R-Tec Corporation in 1995, Mr. Hastings was employed by Hewlett Packard from 1981 to 1995 specializing in electrical and mechanical tool design and controls.

     Gary A. Clayton, 1471 E. Commercial Ave, Meridian, Idaho 83642. Mr. Clayton received a BS degree in Mechanical Engineering from BYU in 1983. He received training in

Robotics and Industrial Controls in 1987 (with honors), and a Masters Degree in Mechanical Engineering in 1993 from the University of Utah. Prior to 1995 (when joined R-Tec Corporation), Mr. Clayton was the Engineering Manager for Lynn Industries of Boise, Idaho for a year, and prior thereto was Project Engineer at Thiokol Corporation in Brigham City, Utah, for design, implementation and project management of HVAC system, process equipment, CNC type machine tools, and plant automation.

     Rulon L. Tolman, was appointed Director August , and is currently a Vice President of the Company. Mr. Tolman has been with Mutual of New York since 1978 and has been Account Executive, Field Underwriter and Sales Manager. Previously Mr. Tolman was a Production Supervisor with Boise Cascade Container Division managing 80 employees.

     John R. Hansen, Jr., 1595 S. Lakemoor Way, Eagle, Idaho 83616. Mr. Hansen received his J.D. degree from UCLA in 1956, and has practiced law from 1957 to 1968 in California and from 1968 to the present in Idaho, primarily in securities and business practice. Mr. Hansen is presently outside counsel to the Company.

     David R. Stewart, 9486 Fairview Ave, Boise, Idaho. Mr. Stewart is a Certified Public Accountant with Stewart, Harding & Co with 20 years experience, and as President of the company for the past 6 years. He obtained his BS degree in Accounting in 1979 from the University of Utah.

     Robert C. Montgomery, is presently Secretary of the Company. He received his JD Degree from the University of Idaho in 1974, and is a member of the bar in Idaho, Oregon and Washington. He was a former adjunct professor of Business Law and Ethics at Boise State University, and has practiced law in Idaho since 1974.

     Michael T. Montgomery, is presently CFO of the Company. He received a Bachelor of Arts Degree in Financi, with composite minors Accounting & Economics, Brigham Young University, 1981. MBA program, Boise State University, 1986. Production management for15 years, financial management 12 years, and 1 year international business management and government negotiations.

     9.5 Resumes of Management and Key Consultants of IntorCorp Inc.

     Directors of IntorCorp Inc. are Scott DeHart, Wayne Stewart, Douglas Hastings and Gary Clayton.

     Scott DeHart is 52 years of age, and received Bachelors and Masters Degrees from Brigham Young University in Electrical Engineering. From 1975 to 1997 Mr. DeHart was employed with Hewlett Packard and included 4 years experience as Section Manager of the Greeley Division in Greeley, Colorado; 4 years as Section Manager of Disk Storage Systems Division in Boise, Idaho; and 2 years as Project Manager, Firmware Development and Firmware Development Manager. The assignments included planning, development and managing conceptualized projects to market production.

     Wayne Stewart is 54 years of age, is a graduate of Brigham Young University and attended graduate school at Purdue. From 1983 to 1995 he was the Manufacturing Manager for the disk memory division of Hewlett Packard, located in Boise, Idaho. From 1995 to 1997 he was VP over world manufacturing for Whirlpool, and in 1997 he accepted the position of VP ov operations at Iomega.

     9.6 Management of R-Tec Interconnect, Inc.

     The board of directors of R-Tec Interconnect consists of Douglas G. Hastings, Gary A. Clayton, and Rulon L. Tolman, with Douglas G. Hastings as president and Gary A. Clayton as secretary.

     9.7 Compliance with Section 16(a) of the Exchange Act:

     None of the officers, directors and 10% holders filed Form 3 for calendar year 2000, but all have filed Form 5 with respects to calendar year 2000. There were no sales of securities by any of such parties.

ITEM 10. EXECUTIVE COMPENSATION.

     The 2000 salary and stock remuneration paid to the officers and directors and other benefits received by each of them are set forth below:

R-Tec Corporation paid executive compensation for the years ended December 31, 1999 and 2000 to the following, plus an employment agreement signing bonus of $25,000 to each in the calendar year 1999:

     Douglas G. Hastings, President.            $53,175 and 78,912 respectively.
     Gary A. Clayton, Vice President.           $56,100 and 78,912 respectively.

On December 1, 1999, R-Tec entered into five year employment agreements with Douglas G. Hastings to be the CEO and President of R-Tec, and with Gary A. Clayton to be Vice President of Engineering, each with an annual salary of $81,120 with a bonus of $25,000 to be paid during the first year, provided certain goals are attained. In addition, each of the employees will receive the standard benefits package for employees, including medical, sick leave and vacation time. The above employees each have a company automobile.

Effective March 1, 2001, the Company has agreed to pay Rulon L. Tolman an annual salary of $48,000 and Michael T. Montgomery an annual salary of $60,000.

In December of 2000 the board of directors granted to each of the non-employed directors and the secretary of the corporation an option to purchase 15,000 shares of stock at $1.00 per share, and further agreed that commencing January 1, 2001, each such non-employed director and the secretary shall be given an option to purchase 7,500 shares at $1.00 per share, provided that such person serves in the position at least six months of the year.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT:

     The following table reflects the ownership by the persons indicated as of December 31, 2000.

a: Beneficial Owners, known to Registrant, owning more than 5% of voting securities:

The following table sets forth information regarding the shares of Common Stock of Company and Preferred Stock that is convertible into common stock, that is presently held beneficially by (i) each director of the Company, (ii) all officers and directors as a group, and (iii) each person known by the Company to beneficially own 5% or more of the outstanding shares of the Company's common stock. Share ownership and subscriptions are reflected as of December 31, 2000.

     Name and Address                            Amount & Nature
     ----------------                            ---------------
     of Beneficial Owner                         of Benef. Owner                         Percent
     -------------------                         ---------------                         -------
                                                 Common -- Preferred               Common       Preferred
                                                 -------------------               ------       ---------
     Gary A. Clayton (1)(3)(4)(5)                4,266,798         -0-              24.6%           -0-
     1471 E. Commercial Ave
     Meridian, Idaho 83642

     Douglas G. Hastings (1)(3)(4)(5)            4,266,796         -0-              24.6%           -0-
     1471 E. Commercial Ave
     Meridian, Idaho 83642

     Rulon L. Tolman (1)(3)(4)(7)                 980,834          531,638          5.65%         19.14%
     7213 Potomac Drive
     Boise, Idaho 83704

     Robert C. Montgomery (1)(3)(7)               233,800          149,337          1.35%          5.38%
     2160 S. Twin Rapid Way
     Boise, Idaho 83709

     George W. Wadsworth (1)(3)                   276,668          426,676          1.59%         15.36%
     214 S. Cole Road
     Boise, Idaho 83709

     John R. Hansen, Jr. (1)(3)(7)                250,000          135,469          1.44%          4.88%
     1595 S. Lakemoor Way
     Eagle,  Idaho 83616

     L. William Glazier (3)                     1,050,000          568,974          6.04%         20.48%
     805 W. Cross Street
     Woodland Hills, CA 95695

     Ronald J. Tolman (2)                       1,122,328(2)       599,479          6.46%         21.58%
     2326 Bruins Avenue
     Boise, Idaho 83704

     David R. Stewart (7)                          65,990          -0-              0.03%           -0-%
     9486 Fairview Ave
     Boise, Idaho

All Officers and Directors
as a Group (6 persons)                         12,514,164        2,778,090         71.70%         86.82%
Total Shares Issued and Outstanding            17,373,128        2,778,090 (6)(8)

     (1) These individuals are the directors and officers of the Company who are shareholders.

     (2) Mr. Ronald J. Tolman owns 755,840 shares of Common Stock and 409,613 shares of Preferred Stock in his own name, and 366,488 shares of Common Stock and 189,659 shares of Preferred Stock are owned of record in the name of Jacque L. Tolman who resides at the same address.

     (3) These shareholders, along with Keith Cline (56,500 shares of Common Stock (00.662%), with a combined share ownership and voting percentage of 73.595% have entered into a voting agreement under which Mssrs. Clayton and Hastings will have the right to nominate 3 of the 5 directors, and the other participants will have the right to nominate 2 of the 5 directors, and the combined ownership would then be voted as a block for the nominated directors.

     (4) These individuals are the present directors of R-Tec Corporation. and R-Tec Interconnect, Inc. with Hastings as president and Clayton as vice-president and secretary in each of the corporations.

     (5) These individuals are two of the four directors of IntorCorp, Inc. with Hastings as president.

     (6) If converted to Common Stock at the present conversion ratio, the Preferred Stock would represent 24% of the after-conversion issued and outstanding common stock.

     (7) In addition to the above securities these directors and officers each have an option to purchase 15,000 shares of common stock at $1.00 per share.

     (8) The total shares of Series A Preferred Stock of 2,778,090 differs from the number of shares shown in the Financial Statements by a difference of 3,474 less, the difference being the result of "rounding" effect of the purchase price for the shares.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:

a.   Commercial Building Ownership and leases:

R-Tec Corporation currently leases 75% of the building it presently occupies at 1471 E. Commercial Ave, Meridian, Idaho 83642 from H2C2 & Associates, LLC, an Idaho limited liability company owned by Mr. and Mrs. Hastings and Mr. and Mrs. Clayton under a five year lease ending November 30, 2004, with an option to extend the lease for an additional five years. The rental rate is $2,950 per month subject to annual Cost of Living Index increases.

The other 25% of the building is presently leased by R-Tec Machine Tools, an Idaho "S" corporation, which is owned 25% by each of Mr. Hastings and 25% by Mr. Clayton. R-Tec frequently contracts machine work to R-Tec Machine Tools at competitive prices, as well as contract work to other machine shops, the selection of which is based on competitive pricing as well as speed of work completion. R-Tec Machine Tools, also contracts work with other manufacturers. Purchases from Machine Tool for 2000 and 1999 were $155,100 and $188,643, respectively. During 1998, R-Tec Corporation purchased equipment which was financed for 100% of the purchase price. The equipment was leased to Machine Tool and the lease payments received in 1999 and 1998 were $20,580 and $33,535, respectively. In 1999, Machine Tool acquired the equipment from R-Tec Corporation by assuming the underlying debt of $138,675 at the time of transfer.

b.   Stock Transactions with Douglas G. Hastings and Gary A. Clayton.

     On November 3, 1999, the Company issued 4,266,797 shares of Common Stock (50% ownership) in a private placement transaction, to Gary A. Clayton and Douglas G. Hastings the two shareholder-owners of R-Tec Corporation, an engineering company located in Meridian, Idaho, in exchange for 80% of the outstanding stock of R-Tec Corporation. In addition, the Company contributed its stock of IntorCorp, Inc. to R-Tec Corporation. On November 4, 1999, R-Tec Corporation redeemed the remaining 20% of R-Tec Corporation stock from the two shareholder-owners for the price of $100,000 paid with an interest bearing promissory note payable from available earnings commencing in January of 2001.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     No items reported on 8K and no exhibits.


                                   SIGNATURES

     In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               R-TEC HOLDING, INC.
                                                  (Registrant)

     March 29, 2001                       By       /s/
                                             ---------------------------------
                                               Douglas G. Hastings, President

     Principal Executive Officer:                  /s/
                                          ------------------------------------
                                               Douglas G. Hastings, President

     Principal Financial Officer:                  /s/
                                          ------------------------------------
                                               Michael T. Montgomery

     Majority of Board of Directors:               /s/
                                          ------------------------------------
                                               Douglas G. Hastings, Director

                                                   /s/
                                          ------------------------------------
                                               Rulon L. Tolman, Director

                                                   /s/
                                          ------------------------------------
                                               John R. Hansen, Jr. Director

                        Consolidated Financial Statements





                               R-TEC HOLDING, INC.
                                AND SUBSIDIARIES




                           December 31, 2000 and 1999

TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

INDEPENDENT AUDITORS' REPORT .............................................  1

FINANCIAL STATEMENTS

  Consolidated Balance Sheet .............................................  2

  Consolidated Statements of Operations ..................................  3

  Consolidated Statements of Cash Flows...................................  4

  Consolidated Statements of Changes in Shareholders' Equity (Deficit)....  5

  Notes to Consolidated Financial Statements .............................  6

                          INDEPENDENT AUDITORS' REPORT


To the Shareholders and Board of Directors
R-Tec Holding, Inc. and Subsidiaries
Boise, Idaho

We have audited the accompanying consolidated balance sheet of R-Tec Holding, Inc. and Subsidiaries as of December 31, 2000, and the related consolidated statements of operations, changes in shareholders' equity (deficit), and cash flows for the years ended December 31, 2000 and 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of R-Tec Holding, Inc. and Subsidiaries as of December 31, 2000, and the results of their operations and their cash flows for the years ended December 31, 2000 and 1999, in conformity with accounting principles generally accepted in the United States of America.


Boise, Idaho
February 23, 2001

                      R-TEC HOLDING, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                December 31, 2000


                                                                                          2000
                                                                                       ---------
Current assets
     Cash                                                                              $  76,634
     Accounts receivable (net of $-- allowance
         for doubtful accounts)                                                          511,524
     Costs and estimated earnings in excess
         of billings on uncompleted contracts                                            202,530
     Income taxes receivable                                                              15,295
     Prepaid expenses                                                                      3,094
     Notes receivable, current portion                                                     6,587
                                                                                       ---------
              Total current assets                                                       815,664

Equipment and leasehold improvements, at cost,
     net of accumulated depreciation                                                     106,834
Other assets                                                                              17,397
Notes receivable, less current portion                                                    14,663
                                                                                       ---------

              Total assets                                                             $ 954,558
                                                                                       =========

Current liabilities
     Accounts payable                                                                  $ 334,142
     Accrued expenses                                                                    102,161
     Accrued preferred dividends payable                                                  36,517
     Billings in excess of costs and estimated
         earnings on uncompleted contracts                                                94,663
     Leases payable, current portion                                                      12,020
     Notes payable to related parties, current portion                                    65,000
                                                                                       ---------
              Total current liabilities                                                  644,503

Lease payable, less current portion                                                       28,036
Notes payable to related parties, less current portion                                   100,000
                                                                                       ---------
              Total liabilities                                                          772,539

Shareholders' equity
     Series A cumulative convertible preferred stock, par value $0.234 per share, 5,000,000 authorized, 2,781,564
         shares issued and outstanding                                                   651,100
     Common stock, no par value per share,
         30,000,000 authorized, 17,373,128 shares
         issued and outstanding                                                          280,731
     Additional paid-in capital                                                          107,439
     Accumulated deficit                                                                (857,251)
                                                                                       ---------
              Total shareholders' equity                                                 182,019
                                                                                       ---------

              Total liabilities and shareholders' equity                               $ 954,558
                                                                                       =========

                             See accompanying notes

                      R-TEC HOLDING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     Years Ended December 31, 2000 and 1999

                                                                                 2000                1999
                                                                            ------------         ------------
Revenues                                                                    $  1,552,587         $  1,296,850

Operating costs                                                                1,442,764            1,103,719
                                                                            ------------         ------------

             Gross profit                                                        109,823              193,131

Selling, general and administrative expenses                                     492,537              310,920
Research and development                                                          22,710              190,000
                                                                            ------------         ------------

             Operating loss                                                     (405,424)            (307,789)

Interest expense                                                                 (13,189)             (14,423)
Interest income                                                                    2,080               16,495
Other                                                                                 --                1,024
                                                                            ------------         ------------
                                                                                 (11,109)               3,096
                                                                            ------------         ------------

Loss before income taxes                                                        (416,533)            (304,693)
Income taxes expense (benefit)                                                   (12,893)              12,401
                                                                            ------------         ------------

             Net loss                                                           (403,640)            (317,094)

Preferred stock dividends                                                         36,517                   --
                                                                            ------------         ------------

             Net loss available to common shareholders                      $   (440,157)        $   (317,094)
                                                                            ============         ============

Net loss per common share                                                   $      (0.03)        $      (0.02)
Weighted average shares outstanding                                           17,114,174           17,067,188

                             See accompanying notes

                      R-TEC HOLDING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Years Ended December 31, 2000 and 1999


                                                                                         2000              1999
                                                                                      ---------          ---------
Cash flows from operating activities
     Net loss                                                                         $(403,640)         $(317,094)
     Adjustments to reconcile net loss to net
         cash provided used by operating activities
         Depreciation and amortization                                                   30,275             32,298
         Gain on asset dispositions                                                          --            (16,495)
         Acquired in process research and development                                        --            190,000
         Common stock issued for services                                                 7,447                 --
         Common stock bonuses                                                            16,555                 --
         Changes in assets and liabilities
             Accounts receivable                                                       (406,044)             5,447
             Income taxes receivable                                                    (15,295)                --
             Costs and estimated earnings in excess
               of billings on uncompleted contracts                                    (139,325)            93,884
             Prepaid expenses                                                               236             (1,670)
             Accounts payable                                                           246,303            (11,166)
             Accrued expenses                                                            47,261             23,198
             Billings in excess of costs and estimated
               earnings on uncompleted contracts                                         68,685            (26,999)
             Income taxes payable                                                       (12,401)            12,401
                                                                                      ---------          ---------
                   Net cash used by operating activities                               (559,943)           (16,196)

Cash flows from investing activities
     Purchase of equipment and other assets                                             (58,629)           (27,489)
                                                                                      ---------          ---------
                   Net cash used by investing activities                                (58,629)           (27,489)
                                                                                      ---------          ---------

Cash flows from financing activities
     Collections on loans                                                                 5,886             70,970
     Proceeds from related party note payable                                            65,000                 --
     Proceeds from preferred stock                                                      651,100                 --
     Proceeds from common stock                                                          35,000                 --
     Dividends paid                                                                          --             (6,813)
     Net borrowings (payments) on line of credit                                        (64,000)            64,000
     Payments on debt                                                                    (1,389)           (84,201)
                                                                                      ---------          ---------
                   Net cash provided used by financing activities                       691,597             43,956
                                                                                      ---------          ---------

                   Net increase decrease in cash                                         73,025                271
Beginning cash                                                                            3,609              3,338
                                                                                      ---------          ---------

                   Ending cash                                                        $  76,634          $   3,609
                                                                                      =========          =========


Supplemental disclosures of cash flow information
     Interest paid                                                                    $   2,632          $  15,008
     Noncash investing and financing activities
         Equipment acquired through capital leases                                    $  41,445          $      --
         Sale of equipment with debt assumption                                       $      --          $ 138,675
         Dividend paid through investment distribution                                $      --          $  57,631
         Preferred stock dividends payable                                            $  36,517          $      --
         Stock redemption with debt issuance                                          $      --          $ 100,000

                             See accompanying notes

                      R-TEC HOLDING, INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
                     Years Ended December 31, 2000 and 1999


                                                                                                                  Accumulated
                                                                                                    Additional       Other
                                                      Common         Preferred     Accumulated       Paid-in       Comprehen-
                                                       Stock           Stock         Deficit         Capital       sive Income
                                                     ---------       ---------      ---------       ---------       ---------
Balance at January 1, 1999                           $  31,729       $      --      $ 171,883       $      --       $  (4,542)

         Net loss                                           --              --       (317,094)             --              --
         Unrealized gain on securities
             net of reclassification adjustment             --              --             --              --           4,542

         Comprehensive income
         Adjustment for termination                         --              --       (171,883)        171,883              --
             of subchapter S-Election
         Dividends                                          --              --             --         (64,444)             --
         Common stock issuance                         190,000              --             --              --              --
         Stock redemption                                   --              --       (100,000)             --              --
                                                     ---------       ---------      ---------       ---------       ---------

Balance at December 31, 1999                           221,729              --       (417,094)        107,439              --

         Net loss                                           --              --       (403,640)             --              --
         Dividends                                          --              --        (36,517)             --              --
         Common stock issuances                         59,002              --             --              --
         Preferred stock issuances                          --         651,100             --              --
                                                     ---------       ---------      ---------       ---------       ---------

                   Balance at December 31, 2000      $ 280,731       $ 651,100      $(857,251)      $ 107,439       $      --
                                                     =========       =========      =========       =========       =========

                                                          Total
                                                        ---------
Balance at January 1, 1999                              $ 199,070

         Net loss                                        (317,094)
         Unrealized gain on securities
             net of reclassification adjustment             4,542
                                                        ---------
         Comprehensive income                            (312,552)
         Adjustment for termination                            --
             of subchapter S-Election                          --
         Dividends                                        (64,444)
         Common stock issuance                            190,000
         Stock redemption                                (100,000)
                                                        ---------

Balance at December 31, 1999                              (87,926)

         Net loss                                        (403,640)
         Dividends                                        (36,517)
         Common stock issuances                            59,002
         Preferred stock issuances                        651,100
                                                        ---------

                   Balance at December 31, 2000         $ 182,019
                                                        =========

                             See accompanying notes

                      R-TEC HOLDING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2000 and 1999


NOTE A - SIGNIFICANT ACCOUNTING POLICIES

Company Operations

R-Tec Holding, Inc., (the Company), is a system integrator, designer, and manufacturer of automation and manufacturing equipment, primarily to the high-tech industry.

Entity

R-Tec Holding, Inc. was formed as a wholly owned subsidiary of Biogan International, Inc. (Biogan) on August 18, 1999. Biogan is a development stage company which is publicly held and is traded in the over the counter market. Biogan transferred its 50 % ownership in IntorCorp, Inc. (IntorCorp) to R-Tec Holding, Inc. IntorCorp was formed in 1998 for the purpose of completing the research and design on motor technology. The technology was developed within Biogan and all rights to the technology were transferred to IntorCorp. There have been no operations or activities in IntorCorp since its formation. Biogan paid a stock dividend to shareholders on September 15, 1999, consisting of one share of R-Tec Holding, Inc. stock for 20 each shares of Biogan stock. The dividend resulted in the shareholders of Biogan receiving 4,266,797 shares of R-Tec Holding, Inc. common stock.

R-Tec Corporation (R-Tec) has been in existence since 1995. On September 27, 1999, R-Tec Holding, Inc. and R-Tec Corporation entered into a definitive agreement under which the shareholders of R-Tec transferred 80% of their common stock holdings of R-Tec Corporation in exchange for 4,266,797 shares of R-Tec Holding, Inc. R-Tec Holding also agreed to contribute its investment of IntorCorp to R-Tec Corporation. The transaction closed on November 3, 1999. On November 4, 1999, R-Tec Corporation redeemed the remaining 20% ownership from the shareholders. The redemption resulted in recording a $100,000 note payable to the former shareholders. The stock redemption resulted in R-Tec Corporation being a wholly owned subsidiary of R-Tec Holding, Inc.

The financial statements for the Company have been prepared in accordance with reverse purchase accounting. The newly formed holding company, R-Tec Holding, Inc. had no activity prior to the acquisition, and accordingly, is considered to be the acquired entity. R-Tec Holding was formed to posture itself to effect a business combination. R-Tec Holding had no tangible assets, liabilities, or earnings process prior to the combination. The only assets of R-Tec Holding at the date of the combination were the in-process research and development assets. Top management of the newly combined company consists primarily of the previous management personnel from R-Tec Corporation. Doug Hastings and Gary Clayton, former owners of R-Tec Corporation are the President and Vice President of R-Tec Holding. As of the date of acquisition, they controlled in excess of 50% of the common stock of R-Tec Holding. Based on the factors discussed above, R-Tec Corporation is considered to be the acquiring company. Financial statements presented

                      R-TEC HOLDING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2000 and 1999


are the historical financial statements of R-Tec Corporation as R-Tec Corporation is the acquiring company.

Valuation of the technology, considered to be in-process research and development, received by R-Tec Corporation in its acquisition of R-Tec Holding, Inc. and its 50% investment in IntorCorp was determined by management. The value was based on a determination of the value of stock given up by the shareholders of R-Tec Corporation to complete the exchange. Management determined the shareholders gave up 40% of their holdings in the exchange which they estimated the value at $190,000. The technology rights received have not yet reached technical feasibility and had no alternative future use. The entire $190,000 acquisition price was allocated to in-process research and development and was expensed as a charge to operations.

During 2000, the Company created another subsidiary, R-Tec Interconnect, Inc. (Interconnect).

Principles of Consolidation

The consolidated financial statements include the accounts of R-Tec Holding, Inc. and subsidiaries, after elimination of significant intercompany items and transactions.

Revenue Recognition

The Company, under contract from the respective customers, develops, fabricates and manufactures high-tech custom automation manufacturing equipment robotics, as well as custom manufactures other types of manufacturing equipment and/or parts for installation in customer products. The Company recognizes revenues on the percentage-of-completion method, measured by the percentage of cost incurred to date to estimated total cost for each contract. Management considers total cost to be the best available measure of progress on the contracts.

Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation. Selling, general and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions and estimated profitability may result in revisions to costs and income, which are recognized in the period in which the revisions are determined.

The assets and liabilities relating to the "costs and estimated earnings in excess of billings on uncompleted contracts" and the "billings in excess of costs and estimated earnings on uncompleted contracts" on these contracts are recorded as current assets and current liabilities on the balance sheet as they will be liquidated in the normal course of contract completion.

                      R-TEC HOLDING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2000 and 1999


Credit Risk

The Company grants credit to customers primarily in the technology industry throughout the United States. The accounting loss incurred if all parties failed entirely to perform on their obligation is equal to the balance outstanding for trade accounts receivable.

Cash Equivalents

The Company considers all highly liquid investments maturing in three months or less as cash equivalents.

Equipment and Leasehold Improvements

Capital additions are classified as equipment and leasehold improvements and are recorded at cost. Depreciation and amortization is recorded by use of the straight-line method. The book value of each asset is reduced by equal amounts over its estimated useful life.

Maintenance and repairs are charged to operations as incurred. When an asset is disposed of, accumulated depreciation is deducted from the original cost, and any gain or loss arising from its disposal is credited or charged to operations.

Other Assets

The estimated useful lives of software costs, included in the caption of other assets, is three years. Accumulated amortization on the software at December 31, 2000 is $10,764. Amortization expense was $6,889 and $3,865 for 2000 and 1999, respectively.

Investment in IntorCorp

R-Tec Corporation has a 50% ownership interest in IntorCorp. IntorCorp has had no operations since its formation in 1998. The only assets of IntorCorp are in-process research and development technology, which have no value to report in the balance sheet as of December 31, 2000. The value assigned to the in-process research and development costs as of the acquisition of $190,000 was expensed in the statement of operations for the fiscal year ended December 31, 1999. The technology acquired relates to 5 HP motor technologies, which have not been fully developed and does not currently have alternative future uses.

                      R-TEC HOLDING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2000 and 1999


Significant Customers and Suppliers

The Company recorded revenue from services provided to customers that exceeded 10 percent of total revenue as follows:

                                                  2000              1999
                                                --------         --------
Company A                                       $     --         $158,682
Company B                                        280,546          204,725
Company C                                             --          167,524
Company D                                             --          146,245
Company E                                        699,369               --
                                                --------         --------
                                                $979,915         $677,176
                                                ========         ========

The Company has no vendors that supplied 10% or more of Company purchases, however; the Company does contract with Browand, LaMeire & Associates (Browand) to provide marketing services. Amounts paid to this entity in 2000 and 1999 were $221,450 and $174,240, respectively.

Income Taxes

Prior to January 1, 1999, the Company elected to be taxed as an "S" Corporation as defined by the Internal Revenue Code, wherein the shareholder reports net earnings of the Corporation on his personal tax return. Accordingly, no provision or liability for income taxes has been included in the financial statements for periods prior to 1999. Previously taxed earnings were distributed to the shareholders during 1999. Effective January 1, 1999, the shareholders elected to have the Company taxed as a "C" Corporation as defined by the Internal Revenue Code.

The Company reported on the cash basis for income tax reporting purposes through December 31, 1998. The accrual basis was utilized for financial reporting purposes. The change in method of reporting income for tax reporting purposes resulted in income, which was not previously reported on the tax returns This additional income would have normally given rise to deferred income taxes had R-Tec Corporation been taxed as a "C" Corporation. Since R-Tec Corporation was an "S" Corporation at the time of the change, no deferred taxes resulted. Upon the election to terminate the "S" Corporation election on January 1, 1999, deferred taxes were reported. The election requires amortizing the cash to accrual difference into income over a period not to exceed four years. The remaining unamortized balance at December 31, 2000 and 1999, was $________ and $20,984, respectively.

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due or recoverable and deferred taxes related primarily to differences between the bases of assets and liabilities for financial and income tax reporting.

                      R-TEC HOLDING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2000 and 1999


Value of Financial Instruments

The Company has a number of financial instruments. The Company estimates that the fair value of all financial instruments, at December 31, 2000, do not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

Estimates

Management uses estimates and assumptions in preparing financial statements. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and reported revenues and expenses. Significant estimates used in preparing these financial statements include those assumed in determining the collectibility of receivables, computing profit percentages under the percentage-of-completion revenue recognition method, and determining the value assigned to the acquisition of IntorCorp technology. It is at least reasonably possible that the significant estimates used will change within the next year.

Earnings Per Share

Earnings per share are computed by dividing net income applicable to common shareholders by the weighted average number of shares outstanding.

NOTE B - UNCOMPLETED CONTRACTS

Costs, estimated earnings and billings on uncompleted contracts consist of:

                                                                         2000
                                                                      ---------
    Costs incurred on uncompleted contracts                           $ 371,948
    Estimated earnings                                                  249,098
                                                                      ---------
                                                                        621,046
    Billings to date                                                    513,179
                                                                      ---------

                                                                      $ 107,867
                                                                      =========

                      R-TEC HOLDING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2000 and 1999


                                                                         2000
                                                                      ---------
    Balance sheet captions are:
      Costs and estimated earnings in excess of
         billings on uncompleted contracts                            $ 202,530

      Billings in excess of costs and estimated
         earnings on uncompleted contracts                              (94,663)
                                                                      ---------

                                                                      $ 107,867
                                                                      =========

NOTE C - EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvement consists of:

                                                                         2000
                                                                      ---------

     Equipment                                                        $  85,378
     Vehicles                                                            31,171
     Leasehold improvements                                              45,720
     Office equipment and furnishings                                    14,910
                                                                      ---------
                                                                        177,179
     Accumulated depreciation and amortization                          (70,345)
                                                                      ---------

                                                                      $ 106,834
                                                                      =========

The estimated useful lives of equipment is five to seven years. The leasehold improvements are amortized over the life of the lease.

NOTE D - NOTES PAYABLE TO RELATED PARTIES

R-Tec redeemed stock from Doug Hastings and Gary Clayton on November 4, 1999 by issuing a note for $100,000. The redemption represented the 20% minority interest as of that date. The note is payable only from available earnings of R-Tec and is scheduled to be repaid in December, 2002. Interest accrues at the prime lending rate. Interest expense for 2000 and 1999 was $9,515 and $792, respectively. Interest payable at December 31, 2000 was $10,307.

The Company borrowed $65,000 from the parents of Gary Clayton in November 2000. The note, including interest at the rate of 10.75%, is due on June 1, 2001. The note is unsecured. Interest expense and interest payable for 2000 was $613.

                      R-TEC HOLDING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2000 and 1999


NOTE E - CAPITAL LEASE PAYABLE

The Company leases equipment under capital leases as follows:

                                                                   2000
                                                                ---------

   Capitalized cost                                             $  41,445
   Accumulated amortization                                         3,454
   Amortization expense, included in depreciation expense           3,454

Future minimum lease payments due as of December 31, 2000 under the capital lease agreements are as follows:

       2001                                                           $  16,668
       2002                                                              16,668
       2003                                                              15,279
                                                                      ---------
       Total minimum lease payments                                      48,615

       Less amount representing interest                                  8,559
                                                                      ---------

       Present value of minimum lease payments                           40,056

       Less current portion                                              12,020
                                                                      ---------

       Long-term portion                                              $  28,036
                                                                      =========

NOTE F - LEASES

The Company leases its office and manufacturing space from a related party, H2C2. H2C2 is owned by Doug and Rena Hastings and Gary and Patricia Clayton. The lease term expires in December 2004, but may be extended, subject to cost of living increases, for a five year term at the option of the Company. Doug Hastings and Gary Clayton are Executive Officers of the Company.

The Company has entered into a 5 year lease agreement for office space in another state. The lease term commences January 2001 and expires January 2006, with annual 3% increases in rent.

                      R-TEC HOLDING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2000 and 1999


Future minimum payments under the operating lease agreement at December 31, 2000 are:

                                                                      ---------
         2001                                                         $  51,240
         2002                                                            51,715
         2003                                                            52,205
         2004                                                            49,759
         2004                                                            17,828
                                                                      ---------
                                                                      $ 222,747
                                                                      =========

Rent expense for 2000 and 1999 was $31,462 and $38,219, respectively.

NOTE G - PENSION PLANS

The Company has a SIMPLE Pension Plan covering all employees who worked at the Company for a minimum of 2 years and made at least $2,000 in each of the previous two-year periods. The Plan allows the employee to make elective deferrals up to a maximum of $6,000. The Company is required to make matching contributions of up to 3% of employee wages or $6,000. During the years ended December 31, 2000 and 1999, the Company recorded $6,919 and $3,644 respectively, in contributions.

NOTE H - INCOME TAXES

Income taxes are provided for temporary differences between financial and tax basis income. The components of net deferred taxes are as follows at December 31 using a combined deferred tax rate of 40%:

                                                                         2000
                                                                      ---------
Deferred tax liability from:
   Fixed assets                                                       $  (8,128)

Deferred tax asset from:
  Accrued expenses                                                        1,615
   Net operating loss carryforward                                      141,466
  Valuation allowance                                                  (134,953)
                                                                      ---------

Net deferred liability                                                    8,128
                                                                      ---------

Net deferred tax                                                      $      --
                                                                      =========

                      R-TEC HOLDING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2000 and 1999


The components of income tax expense at December 31, are:

                                                           2000          1999
                                                        ---------     ---------
     Current
        Federal                                         $  (9,980)    $   9,980
        State                                              (2,913)        2,421
                                                        ---------     ---------
                                                          (12,893)       12,401
     Deferred
        Federal                                                --            --
        State                                                  --            --
                                                        ---------     ---------
                                                               --            --
                                                        ---------     ---------
                                                        $ (12,893)    $  12,401
                                                        =========     =========

The following reconciles the federal tax provisions with the expected provisions by applying statutory rates (34%) to income before income taxes as of December 31, 2000:

                                                           2000          1999
                                                        ---------     ---------

        Provision at statutory rate                     $(141,622)    $(103,596)
        State income taxes, net of federal expense         (1,923)        1,597
        In-process research and development                    --        64,600
        Effect of graduated rates                          10,376        (8,347)
        Valuation allowance                               121,265            --
        Effect of revocation of S-election                     --        57,323
        Other                                                (989)          824
                                                        ---------     ---------

        Income tax expense (benefit)                    $ (12,893)    $  12,401
                                                        =========     =========

The net operating loss carry forward at December 31, 2000, for federal tax purposes of approximately $390,000 begins to expire in the year 2020.

As discussed in Note A, the Company changed its tax status from an S-Corporation to a C-Corporation effective January 1, 1999. Accordingly, the net deferred tax liability at the date the termination election was filed of approximately $39,000, based on a combined tax rate of 23%, has been included in the 1999 deferred tax provision.

NOTE I - RELATED PARTY TRANSACTIONS

The Company conducts business with other entities affiliated through common ownership or control.

                      R-TEC HOLDING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2000 and 1999


As described in Note E, the Company leases office and manufacturing space from H2C2. Amounts paid during 2000 and 1999 for rent were $31,462, and $38,219. The Company also pays H2C2 for utilities, which amounted to $3,968 and $2,450 for 2000 and 1999, respectively.

The Company occasionally provides loans to affiliated entities. The notes are unsecured. As of December 31, 2000 and 1999, H2C2 owed the Company $21,250 and $27,136, respectively, on a note receivable.

The Company has machine tooling performed by R-Tec Machine Tool, Inc. (Machine
Tool), which is owned 25% each by Doug Hastings and Gary Clayton. Purchases from Machine Tool for 2000 and 1999 were $155,100 and $188,643, respectively. The Company has accounts payable due to Machine Tool at December 31, 2000 and 1999 in the amount of $24,782 and $21,390, respectively.

Shareholders of the Company provide legal and accounting services to the Company. The following amounts were expended:

                                                     2000             1999
                                                    -------         -------

     John Hansen, attorney                          $ 4,424         $    --
     Robert Montgomery, attorney                      2,940              --
     David Stewart, accountant                       11,371           3,300

NOTE J - CUSTOMER AGREEMENT

The Company entered into a $58,706 agreement with a customer during March 2000. The agreement was created as a result of a product return. Terms of the agreement require twelve monthly payments of $4,892, commencing in April 2000. The Company does not allow for product returns within the terms of their contracts. However, to satisfy this customer, the product was repurchased. The balance of the agreement at December 31, 2000 is $9,785 and the amount is included in accounts payable.

NOTE K - COMMITMENTS

The Company has executed a non-binding letter of intent to purchase all of the issued and outstanding shares of Browand, through the issuance of Common Stock, at an amount to be determined after Browand has provided appropriate financial information and documents to the Company. The letter of intent provided for an expected closing date of January 1, 2001. The closing date has been extended as Browand is attempting to finalize certain transactions prior to the closing.

                      R-TEC HOLDING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2000 and 1999


NOTE L - ACQUISTION AND EMPLOYMENT AGREEMENTS

In 1999, the Company entered into five-year employment agreements with Doug Hastings and Gary Clayton. The agreements provide for minimum base salaries of $81,120 to each of them with bonuses determined in relationship to Company profits.

On September 13, 2000, the Company acquired certain assets of Creative Test Solutions, L.L.C. for $10,000. The Company entered into five-year employment agreements with two of the members of Creative Test Solutions, L.L.C. on August 28, 2000. As part of the employment agreement the Company provided signing bonuses in the form of Common Stock totaling 100,000 shares. Annual salaries of $59,000 and $69,000 are required.

The Company entered into five-year employment agreements with Jeanette LaMeire and Bill Browand. The agreements provide for minimum base salaries of $70,000 to each of them with increases and bonuses in relationship to Company profits.

NOTE M - PREFERRED STOCK

The Board of Directors adopted an amendment to the Articles of Incorporation in January 2000 to provide for the original preferred stock to be divided into series, with the first series, Series A Preferred Stock, consisting of cumulative convertible preferred stock with a par value of $.23437. Dividends on this preferred stock are cumulative from the date of issuance at the rate of $.0222 per share, per annum, payable out of funds legally available. Such dividends are payable only when, as, and if declared by the Board of Directors, and shall accumulate from the date of issue, payable annually. Unpaid dividends are not interest bearing. Dividends on Common Stock cannot be paid until all dividends on the Series A Preferred Stock have been paid. Each Series A Preferred stock is convertible, at the option of the Company, at any time on or before the fifth day before any redemption date (January 31 each year) to the Company's Common Stock. The conversion price is $.117185 per share of Common Stock, after the Common Stock dividend declared in 2000. The Series A Preferred Stock shall be automatically converted on the earlier of the date specified by vote or written consent or agreement of at least two-thirds of the outstanding shares of such series or immediately on the closing of the sale of public offering of Common Stock in excess of $2.50 per share and $1,000,000 in proceeds.

The remaining preferred shares outstanding shall be designated, as the Board of Directors shall determine into classes, series, and preferences, limitations, restrictions and relative rights of each class or series of preferred stock.

                      R-TEC HOLDING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2000 and 1999


NOTE N - COMMON STOCK DIVIDEND

The Board of Directors approved a stock dividend of one share of Common Stock for each share of Common Stock held as of October 18, 2000. The weighted average earnings per share have been adjusted as though the dividend was outstanding for all periods presented.

NOTE O - GOING CONCERN CONTINGENCY

The Company incurred an operating loss during 2000 of approximately $403,640. This creates an uncertainty regarding the Company's ability to continue as a going concern. The operating loss was largely the result of increased general and administrative expenses as the result of the growing structure of the Company. The Company's ability to continue as a going concern is primarily dependent upon two factors: maximizing contract profits, and obtaining investor contributions on the private placement discussed in Note P below. Management expects the profitability on contracts to increase. The Company has issued $266,000 of Common Stock related to the private placement subsequent to December 31, 2000.

NOTE P - COMMON STOCK PRIVATE PLACEMENT

The Company provided a private placement offering of Common Stock on October 20, 2000. The Company is offering a total of 5,000,000 shares of Common Stock at $1.00 per share, with minimum investment of $25,000. The offering is on a best efforts basis and there is no minimum number of shares, which must be purchased in order for the offering to close.

The shares are being offered to "accredited investors" and up to 35 "non-accredited investors", "sophisticated" investors (as those terms are defined under Regulation D promulgated under the Securities Act of 1933), who are purchasing for their own account for investment purposes.

The offering will terminate at 5:00 p.m. (Idaho time) on June 30, 2001, unless in the sole determination of the Company, the offering is extended. Commissions and finders fees in the form of warrants, may be paid where legal in the state a sale is made. The shares sold and issued will be "restricted" securities as that term is defined under Rule 144 as promulgated by the Securities and Exchange Commission.

                      R-TEC HOLDING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2000 and 1999


NOTE Q - STOCK OPTION PLAN

Effective December 12, 2000, the Board of Directors of Company adopted a stock option plan which allows for the grant of options for up to 2,000,000 shares of the Company's Common Stock to officers, directors or key employees of the Company, consultants of the Company or employees of companies that do business with the Company. The plan allows for granting incentive stock options to employees and non-qualified stock options to all other parties. The plan provides for the options to be granted on incentive stock options at a price equal to the market price of the stock and at a price of not less than 85% of the market price of the stock for non-qualified stock options. The plan further allows for the option period to not exceed five years for the incentive stock options and not to exceed ten years for the non-qualified stock options.

All options granted during 2000 were non-qualified stock options granted to non-employee directors.

The Company accounts for these plans under APB Opinion No. 25, "Accounting for Stock Issued to Employees."


                                                     R-Tec Holding,
                                                        Inc. 2000
                                                    Stock Option Plan
                                                    -----------------

Number of option shares
     Beginning of year                                            --
     Granted                                                  60,000
     Exercised/Canceled                                           --
     Became exercisable                                           --
     Outstanding at end of year                               60,000
     Exercisable at end of year                                   --
Weighted-average exercise prices
     Beginning of year                                       $    --
     Granted at fair value                                         1
     Outstanding at end of year                                    1
     Exercisable at end of year                                   --
Range of exercise price at December 31, 2000                      $1.00
Remaining weighted-average contractual life
of options outstanding at December 31, 2000                       10 years

The Company has elected not to adopt the provisions of Statements of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (FAS123). Assumptions used to

                      R-TEC HOLDING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2000 and 1999


calculate the income statement impact of stock option granted as if the Company had adopted FAS 123 were as follows:

Weighted average:
     Risk-free interest rate                   5.5%
     Expected life                           10 years
     Expected volatility                       300%
     Expected dividends                        None

Using these assumptions, had compensation expense for the Corporation's stock option plan been determined based on the fair value at the grant date for awards in 2000 consistent with the provisions of FAS No. 123, the Corporation's results of operations would have been reduced to the pro forma amounts indicated below:

                                                           December 31,
                                                 -------------------------------
                                                      2000               1999
                                                 -------------------------------

Net loss - as reported                           $  (403,640)       $  (317,094)
Net loss - pro forma                             $  (418,640)       $  (317,094)
Loss per share - as reported                     $      (.03)              (.02)
Loss per share - pro forma                       $      (.03)       $      (.02)

The weighted average fair value of options granted during 2000 and 1999 are $1.00 and $.00, respectively.

NOTE R - RECENTLY ISSUED ACCOUNTING STATEMENTS

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivatives as assets or liabilities in the statement of financial position and measurement of those instruments at fair value. In June 1999, the FASB issued SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" which delays the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. In June 2000 the FASB issued SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities" which amends some of the provisions of FASB 133. The Company believes that the adoption of these accounting standards will not have any material effect on the financial statements of the Company.