Form 10QSB
period 2001-03-31
R-TEC HOLDING INC
filed 2001-05-15
CIK 1112279

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


(Mark One)
 [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2001

 [    ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

         For the transition period from _________________ to _________________


                         Commission file number: 0-30463



                               R-Tec Holding, Inc.
                 [Exact name of business issuer in its charter]

Idaho                                                82-0515707
(State or other jurisdiction of                      (I.R.S. Employer
incorporation of organization)                       Identification No.)


1471 E. Commercial Ave., Meridian, Idaho             83642
(Address of principal executive offices)             (Zip Code)

Issuers Telephone Number:  (208) 887-0953            Fax : (208) 888-1757

The number of shares of common stock outstanding as of March 31, 2001, is 17,688,072.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [ X]

                         PART I - FINANCIAL INFORMATION

Forward Looking Statements and Risk Factors

     This form 10-Q contains certain forward-looking statements which are based on management's current expectations. The Company has identified risk factors which could cause actual results to differ substantially from the forward looking statements. These risk factors include, but are not limited to: general economic conditions, current industry specific trends, variability in time line of new product developments, new product acceptance, economic viability of our customers and vendors, changes in legislation, the ability to obtain adequate capital funding for product development and expansion, and the availability of qualified employees.


Item 1.  Financial Statements:

         The following financial statements are filed as part of this report:

         The Consolidated Financial Statements of the Company for the three months ended March 31, 2001 and 2000.

Item 2.  Management's Discussion and Analysis or Plan of Operation:

Financial Results of Operations:

     Revenues for the first quarter of 2001 of $699,171 are comprised mostly of stronger than expected sales within the engineered automation sector but reflect a slower than expected growth within the IC (Integrated Circuit) testing sector due, at least in part, to longer than expected delays in market testing and introduction of the new GCI(TM) product. Net loss of ($52,153) reflects a net loss available to shareholders of ($ 0.00) per common share.

     Sales for the three months ended March 31, 2001 were $699,171, compared to $359,337 for the period ending March 31, 2000, resulting in an increase of $339,834 or 95%. Operating expenses are comprised mostly of direct costs for materials and labor for design and production. Operating expenses were 64% of sales for the period ending March 31, 2001 and 79% of sales for the period ending March 31, 2000.

     Selling, general and administrative expenses were $285,153, or 41% of sales for the three months ending March 31, 2000, compared to $177,703 or 49% of sales for the same period ended March 31, 2000. The increase in selling, general and administrative expenses was due primarily to the addition of three marketing personnel to promote sales and the addition of other technical personnel as needed.

     Net loss for the three months ended March 31, 2001 was ($52,153), compared to a net loss of ($104,895) for the same period ended March 31, 2000. Management believes the decrease is due to a stronger than expected increase in sales in the engineered automation and engineering software development sectors. Management expects the increase in sales to continue in both of these sectors due to increased exposure to and contacts with potential customers from the Company's marketing personnel. Management does not expect substantial growth in sales to occur in the IC Interconnect Testing sector within the next quarter, ending June 30, 2001, due to longer than expected delays in the introduction of its proprietary GCI(TM) products. Management is also aware of the measurable economic downturn in the technology sectors in general which may impact future sales of engineered automation and IC testing devices.

Changes in Financial Condition:

     The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein for March 31, 2001 and March 31, 2000.

     Current assets were $1,285,711 for the period ending March 31, 2001, compared to $815,664, for the period ending December 31, 2000, an increase of $477,047, or 58%, respectively. The resulting current ratio was 2.59 at March 31, 2001, compared to 1.27 at December 31, 2000.

     The increase in current assets at March 31, 2001, over December 31, 2000, was due primarily to an increase in cash accounts of $442,228, and from an increase in receivables of $146,762, for the same respective periods. Cash accounts were increased due to receipts from outstanding receivables and from capital infusions from common stock sales as discussed below in "Funding and Capital Resources."

Liquidity:

     Management believes that adequate funding exists for current operations, but will seek additional funding for future product development and expansions.

Funding and Capital Resources:

     Capital resources have been increased by the sale of common stock through a Private Placement Memorandum. Sales of common stock for the period ending March 31, 2001, yielded capital funding of $701,000.

Plan of Operation:

     The Company continues to work on the development and expansion of its two core businesses, i.e., R-Tec Corporation and R-Tec Interconnect, both wholly owned subsidiaries. R-Tec Corporation continues to focus on the custom engineered, automation and services markets and R-Tec Interconnect continues to focus on the IC interconnect testing markets.

     Within the first quarter of 2001, R-Tec Interconnect has introduced its proprietary interconnect device, GCI(TM). The GCI(TM) is complimentary to existing testing devices within the product line, namely custom engineered sockets. Management anticipates some required engineering re-design of its GCI(TM) to allow it to be more adaptive to testing environments as continued market penetration occurs. Within this re-design parameter, management will also examine new additional market applications for the GCI(TM) technology to broaden its product lines within the IC Testing industry.

     The Company is planning to seek additional funding for the further development of the IntorCorp motor. Management is currently reviewing the patent positions of the IntorCorp motor patents. With a successful review of the patent positions, management expects to develop a new business plan aimed at moving the IntorCorp motor project towards viability and market acceptance.

     The R-Tec Corporation Test Solutions Division is now actively seeking and attracting contracts for application software development at its Utah office. For the period ending March 31, 2001, several, initial contracts have been awarded to the division which will help offset divisional expenses. The R-Tec Corporation Test Solutions Division will continue to support application software development for R-Tec Corporation at its Meridian, Idaho, offices, but will also be pursuing separate contracts to increase revenues.

     In anticipation of increased production needs, the Company has also invested in a new, interactive financial and production software program to augment systems needs. It is anticipated that the new software program will become operational and will replace the existing software system by the third quarter of 2001. Implementation plans and schedules have been formalized for the new system to minimize financial and production disruptions.


                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings:   None

Item 2.  Changes in Securities:

     During  the  first  quarter  of  2001,  the  Company  received   additional
subscriptions for its common stock through its Private Placement Memorandum, as follows:

Date              Shares         Cash Consideration          Shareholder
----              ------         ------------------          -----------

01/17/01          100,000        $100,000                    Relawk Capital, LLP
01/22/01           10,000        $ 10,000                    Harold Bowers
01/26/01           31,000        $ 31,000                    Williard G. Nelson
01/29/01          100,000        $100,000                    Barry Barnett
03/02/01           25,000        $ 25,000                    Michael Calhoun
03/05/01          400,000        $400,000                    LOMAP LP
03/14/01           25,000        $ 25,000                    Roy Phillips
03/28/01           10,000        $ 10,000                    Keith Cline


The described stock transactions were exempt from registration under the provisions of Section 4(2) of the Securities Act of 1933, as amended.

Item 3:  Defaults Upon Senior Securities:   None

Item 4:  Submission of Matters to a Vote of Security Holders:   None

Item 5:  Other Information.

Item 6:  Exhibits and Reports on form 8-K.

     (a) No exhibits

     (b) No Form 8K filings



                                   SIGNATURES

     In accordance with requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

       R-Tec Holding, Inc.
       (Registrant)

Date:  May 10, 2001             By  / s / Douglas G. Hastings
                                          ______________________________________
                                          Douglas G. Hastings, President and CEO



                                By  / s / Michael T. Montgomery
                                          ______________________________________
                                          Michael T. Montgomery, CFO


                      R-TEC HOLDING, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
             As of March 31, 2001 (Unaudited) and December 31, 2000

                                                                                March 31, 2001    December 31, 2000
                                                                                --------------    -----------------
Current assets
     Cash                                                                         $   518,862            $  76,634
     Accounts receivable (net of $-- allowance
         for doubtful accounts)                                                       658,286              511,524
     Costs and estimated earnings in excess
         of billings on uncompleted contracts                                          74,079              202,530
     Income taxes receivable                                                           15,295               15,295
     Inventory                                                                         15,503                 --
     Prepaid expenses                                                                   1,630                3,094
     Notes receivable, current portion                                                  2,056                6,587
                                                                                  -----------            ---------
                                 Total current assets                               1,285,711              815,664

Equipment and leasehold improvements, at cost,
     net of accumulated depreciation                                                  102,481              106,834
Other assets                                                                           46,237               17,397
Notes receivable, less current portion                                                 18,647               14,663
                                                                                  -----------            ---------
                                 Total assets                                     $ 1,453,076            $ 954,558
                                                                                  ===========            =========

Current liabilities
     Accounts payable                                                             $   181,241            $ 334,142
     Accrued expenses                                                                 146,594              102,161
     Accrued preferred dividends payable                                               50,966               36,517
     Billings in excess of costs and estimated
         earnings on uncompleted contracts                                             40,836               94,663
     Leases payable, current portion                                                   12,639               12,020
     Notes payable to related parties, current portion                                 65,000               65,000
                                                                                  -----------            ---------
                                 Total current liabilities                            497,276              644,503

Lease payable, less current portion                                                    24,934               28,036
Notes payable to related parties, less current portion                                100,000              100,000
                                                                                  -----------            ---------
                                 Total liabilities                                    622,210              772,539

Shareholders' equity
     Series A cumulative convertible preferred stock, par value $0.234 per share, 5,000,000 authorized, 2,781,564
         shares issued and outstanding                                                651,100              651,100
     Common stock, no par value per share,
         30,000,000 authorized, 18,074,128 and 17,373,128
         shares issued and outstanding  at March 31, 2001
         and December 31, 2000, respectively                                          981,731              280,731
     Additional paid-in capital                                                       107,439              107,439
     Accumulated deficit                                                             (909,404)            (857,251)
                                                                                  -----------            ---------
                                 Total shareholders' equity                           830,866              182,019
                                                                                  -----------            ---------

                                 Total liabilities and shareholders' equity       $ 1,453,076            $ 954,558
                                                                                  ===========            =========


                             See accompanying notes

                      R-TEC HOLDING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
       For the Periods Ended March 31, 2001 and March 31, 2000 (Unaudited)

                                                                                                      Three Months Ended March 31,
                                                                                                        2001                2000
                                                                                                    ------------        -----------

Revenues                                                                                            $    699,171        $   359,337

Operating costs                                                                                          447,665            285,436
                                                                                                    ------------        -----------

                      Gross profit                                                                       251,506             73,901

Selling, general and administrative expenses                                                             285,153            177,703
                                                                                                    ------------        -----------

                      Operating loss                                                                     (33,647)          (103,802)

Interest expense                                                                                          (4,842)            (1,623)
Interest income                                                                                            1,435               --
Other                                                                                                       --                  530
                                                                                                    ------------        -----------
                                                                                                          (3,407)            (1,093)
                                                                                                    ------------        -----------

Loss before income taxes                                                                                 (37,054)          (104,895)
Income taxes expense                                                                                         650               --
                                                                                                    ------------        -----------

                      Net loss                                                                           (37,704)          (104,895)

Preferred stock dividends                                                                                 14,449               --
                                                                                                    ------------        -----------

                      Net loss available to common shareholders                                     $    (52,153)       $  (104,895)
                                                                                                    ============        ===========

Net loss per common share                                                                           $      (0.00)       $     (0.01)
Weighted average shares outstanding                                                                   17,688,072          8,533,594


                             See accompanying notes

                      R-TEC HOLDING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
       For the Periods Ended March 31, 2001 and March 31, 2000 (Unaudited)

                                                                                                      Three Months Ended March 31,
                                                                                                       2001                 2000
                                                                                                     ---------            ---------
Cash flows from operating activities
     Net income (loss)                                                                               $ (37,704)           $(104,895)
     Adjustments to reconcile net loss to net
         cash provided used by operating activities
         Depreciation and amortization                                                                  11,023                5,690
         Sale refund through issuance of note payable                                                   58,706
         Changes in assets and liabilities
             Accounts receivable                                                                      (146,762)            (194,151)
             Costs and estimated earnings in excess
               of billings on uncompleted contracts                                                    128,451               49,579
             Inventory                                                                                 (15,503)                --
             Prepaid expenses                                                                            1,464               (1,977)
             Accounts payable                                                                         (152,901)             (22,207)
             Accrued expenses                                                                           44,433               12,104
             Billings in excess of costs and estimated
               earnings on uncompleted contracts                                                       (53,827)              91,402
             Income taxes payable                                                                         --                (10,000)
                                                                                                     ---------            ---------
                      Net cash used by operating activities                                           (221,326)            (115,749)

Cash flows from investing activities
     Purchase of equipment and other assets                                                            (35,510)             (48,629)
                                                                                                     ---------            ---------
                      Net cash used by investing activities                                            (35,510)             (48,629)
                                                                                                     ---------            ---------

Cash flows from financing activities
     Collections on loans                                                                                  547                  397
     Proceeds from preferred stock                                                                        --                249,550
     Proceeds from common stock                                                                        701,000                 --
     Net borrowings on line of credit                                                                     --                 36,000
     Payments on debt                                                                                   (2,483)                --
                                                                                                     ---------            ---------
                      Net cash provided by financing activities                                        699,064              285,947
                                                                                                     ---------            ---------

                      Net increase in cash                                                             442,228              121,569
Beginning cash                                                                                          76,634                3,609
                                                                                                     ---------            ---------

                      Ending cash                                                                    $ 518,862            $ 125,178
                                                                                                     =========            =========


Supplemental disclosures of cash flow information
     Interest paid                                                                                   $   2,506            $   1,623
     Noncash investing and financing activities
         Sale refund through issuance of note payable                                                $    --              $  58,706
         Preferred stock dividends payable                                                           $  14,449            $    --

                             See accompanying notes

                      R-TEC HOLDING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 2001 and 2000



NOTE A - UNAUDITED INTERIM FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position of R-Tec Holdings, Inc. (the Company) and the results of operations and cash flows. Certain reclassifications of prior quarter amounts were made to conform with current quarter presentation, none of which affect previously recorded net loss.

NOTE B - EQUIPMENT

Equipment consists of:


     Equipment                                            $  87,623
     Vehicles                                                31,171
     Office equipment and furnishings                        14,910
     Leasehold improvements                                  45,720
                                                          ---------
                                                            179,424
     Accumulated depreciation and amortization              (76,943)
                                                          ---------

                                                          $ 102,481
                                                          =========