Form 10QSB
period 2001-06-30
R-TEC HOLDING INC
filed 2001-08-13
CIK 1112279

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2001

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

Issuers Telephone Number: (208) 887-0953             Fax: (208) 888-1757

The number of shares of common stock outstanding as of June 30, 2001, is 18,283,917.

Transitional Small Business Disclosure Format (Check one): Yes [ ]  No [X]

                         PART I - FINANCIAL INFORMATION

Forward Looking Statements and Risk Factors

     This form 10-QSB contains certain forward-looking statements which are based on management's current expectations. The Company has identified risk factors which could cause actual results to differ substantially from the forward looking statements. These risk factors include, but are not limited to: general economic conditions, current industry specific trends, variability in time line of new product developments, new product acceptance, difficulties in manufacturing new products in large volume, economic viability of our customers and vendors, changes in legislation, the ability to obtain adequate capital funding for product development and expansion, and the availability of qualified employees.


Item 1. Financial Statements:

     The following financial statements are filed as part of this report:

     The Consolidated Financial Statements of the Company for the three months and six months ended June 30, 2001 and 2000.

Item 2. Management's Discussion and Analysis or Plan of Operation:

Financial Results of Operations:

     Revenues continued to increase through the second quarter of 2001, supported by stronger than expected sales in the engineered automation sector. Sales growth in the IC (Integrated Circuit) testing sector remained positive, but growth was moderate, as research and development continued in design modifications and specific applications testing. Revenues were also supported by revenue recognition of work in process contracts from the company's software solutions division in Utah. Net income of $137,158 represents a fully diluted net income to shareholders of $.01 per common share.

     Sales for the three months ended June 30, 2001 were $1,147,216, compared to $392,330 for the period ending June 30, 2000, resulting in an increase of $754,886 or 192%. Operating expenses are comprised mostly of direct costs for materials and labor for design and production. Operating expenses were 58% of sales for the period ending June 30, 2001 compared to 101% of sales for the period ending June 30, 2000.

     Selling, general and administrative expenses were $332,382, or 29% of sales for the three months ending June 30, 2001, compared to $62,460 or 16% of sales for the same period ended June 31, 2000. The increase in selling, general and administrative expenses was due primarily to the addition of management and marketing personnel and additional expenses related to legal, accounting, and other professional fees.

     Net income for the three months ended June 30, 2001 was $137,158, compared to a net loss of ($90,340) for the same period ended June 30, 2000. Management feels the increase in net income is due to the increase in sales revenues and also to an increase in profit margins per job costing analyses.

     Management is aware of the current, substantial economic downturn in the technology sectors as evidenced by numerous lowered sales projections and earnings reports. Many of these technology companies represent existing and potential clients for R-Tec Holding's operating subsidiaries. Management feels that as budgetary restraints within these companies are mandated, especially for capital expenditures, sales within R-Tec's engineered automation and software solutions divisions will be negatively impacted. It is anticipated that IC testing product sales will continue to grow but only at a moderate rate. This sector accounts for only 14% of total sales revenues and is not expected to offset the slowing of sales growth in the other product sectors. It is anticipated therefore, that third and fourth quarter sales and corresponding earnings will be reduced from current levels due to the general economic trends in the technology sectors.

Acquisitions

R-Tec Machine Tool, Inc.

     On July 3, 2001, the Company acquired R-Tec Machine Tool, Inc., an Idaho corporation, pursuant to a Share Exchange and Reorganization Agreement by and between the Company and the four individual shareholders of R-Tec Machine Tool.

     Under the terms of the Agreement, the parties agreed to be bound by and accept the fair market value placed on R-Tec Machine Tool obtained from an independent business appraisal. Consideration for the acquisition was 291,248 shares of the common stock of the Company valued at $1.00 per share which the parties agree and acknowledge was the fair market value of the Company's shares as of the date of the Agreement. The Agreement provides for each of the four R-Tec Machine Tool shareholders to receive equal shares of the Company's common stock in the transaction. Two of R-Tec Machine Tool shareholders, Douglas G. Hastings and Gary A. Clayton, are also officers, directors and major shareholders of the Company. The other two shareholders of R-Tec Machine Tool are Walter T. Hinkle and Joseph E. Hawkins. R-Tec Machine Tool leases space in the same building used by the Company as its primary business location.

     Pursuant to the Agreement, the Company acquired all of the issued and outstanding stock of R-Tec Machine Tool. The Company now owns all of the assets of R-Tec Machine Tool and is subject to all of its liabilities. The principle assets include machine tool equipment. The assets acquired were valued at approximately $195,500 as of the June 30, 2001, unaudited balance sheet date.

     The R-Tec Machine Tool assets include various pieces of machine tool equipment such as mills and lathes. This equipment is used in the machining of component parts for various high tech products including the sockets and automation equipment produced by the Company's subsidiary, R-Tec Corporation. R-Tec Corporation has been the major customer of R-Tec Machine Tool. Significant other customers include Micron Technology, Hewlett Packard and SCP Global Technologies.

     The Company has entered into 5-year employment contracts with Walter Hinkle and Joseph Hawkins for $69,050 each in annual compensation.

     This information was filed with the Securities and Exchange Commission on Form 8-K on July 18, 2001. This respective Form 8-K will be attached to the 10QSB filing for the quarter ending September 30, 2001.

Browland, LaMeire & Associates, Inc.

     On July 17, 2001, the Company acquired certain assets from Browand, LaMeire & Associates, Inc., an Oregon corporation, pursuant to an Asset Purchase Agreement by and between the Company and Browand, LaMeire & Associates and its two shareholders, Bill Browand and Jeanette LaMeire. The Agreement culminated a lengthy period of discussion and negotiation between the parties.

     Under the terms of the Agreement, the Company acquired certain assets which include the client list and industry contacts, and certain items of office equipment and inventory. Consideration for the acquisition was 380,000 shares of the common stock of the Company valued at $1.00 per share which the parties agree and acknowledge was the fair market value of the Company's shares as of the date of the Agreement. The Agreement provides for the shares to be issued in the name of Browand, LaMeire & Associates, Inc. Both shareholders of Browand, LaMeire and Associates have previously signed employment contracts with R-Tec Corporation, a wholly owned subsidiary of the Company. Bill Browand is employed as Vice President of Sales for R-Tec Corporation. Jeanette LaMeire is employed as Vice President of Marketing and is also on the board of directors of R-Tec Corporation. Bill Browand has also been appointed to the board of directors of the Company to fill the vacancy left by the resignation of John R. Hansen, Jr.

     The Company now owns the purchased assets free and clear of liabilities or liens of any nature. The office equipment and inventory were valued at approximately $14,000 as of December 31, 2000. The value of the client list and industry contacts was reached through negotiations between the parties.

     Browand, LaMeire & Associates has been the marketing firm for the Company for several years prior to this Agreement. The Company's management entered into lengthy discussions and negotiations with Browand, LaMeire & Associates believing that an in-house sales and marketing unit would be more effective. Management sought to acquire more direct control of its marketing activities and believed the acquisition would strengthen the relationship between the Company and its customers and tie the customers more closely to the Company. Management also believes the hiring of the two shareholders of Browand, LaMeire & Associates will make the marketing efforts more streamlined and efficient. A few of the significant companies included in the customer list are Motorola, Anadigics, Micron Technology, Hewlett Packard, Lucent Technologies, Intel, 3com, Transmeta and SCP Global Technologies.

     This information was filed with the Securities and Exchange Commission on Form 8-K on August 1, 2001.

Changes in Financial Condition:

     The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein for June 30, 2001 and June 30, 2000.

     Current assets were $1,580,081 for the period ending June 30, 2001, compared to $815,664 for the period ending December 31, 2000, an increase of $764,417, or 95%, respectively. The resulting current ratio was 2.34 at June 30, 2001, compared to 1.27 at December 31, 2000. The increase in current assets at June 30, 2001, over December 31, 2000, was due primarily to an increase in cash accounts of $296,204 and accounts receivable of $322,904.

Liquidity:

     Management believes that adequate funding exists for current operations, but is aware of the negative impact on cash flow that will occur if sales decrease during the next several quarters of operations. Therefore, management cannot guarantee that adequate cash flow from operations will exist to fund operations in subsequent quarters. Currently, the Company does not have a line of credit, but could use this financial vehicle as a means of strengthening liquidity.

Funding and Capital Resources:

     Capital resources have been increased by the sale of common stock through a Private Placement Memorandum. Sales of common stock for the period ending June 30, 2001, yielded capital funding of $174,900. It is anticipated that additional capital funding will be needed to increase cash accounts to offset the decrease in sales revenues in the short term.

     On June 30, 2001, the Company's Private Placement Memorandum for capital funding expired. It is anticipated that private placements with accredited investors as a capital funding vehicle will replace the Private Placement Memorandum.

Plan of Operation:

     In anticipation of slower technology sales and to maximize existing resources, management has made the following operating decisions. Effective Sept. 1, 2001, R-Tec Corporation and R-Tec Interconnect, Inc. will be merged into one operating entity which will be R-Tec Corporation. All operational activities will therefore be consolidated within the one operating unit and overseen by the existing management group. No additional management personnel will be needed under the consolidation. In addition, effective July 1, 2001, R-Tec Holding, Inc. acquired R-Tec Machine Tool, Inc., which will be merged into the operating unit, R-Tec Corporation. With the addition of the machining capabilities acquired, R-Tec Corporation will continue to move closer to its longer term goal of production and quality control capabilities, both in the engineered automation and IC testing products sectors.

     Along with the addition of the machining capabilities, R-Tec Corp has acquired a Micro Machining Center (MMC) for use in the research and development of and production of IC testing products. It is anticipated that as with the acquired machining capabilities, the MMC will help maximize job profitability through lower than outsourced costs. Full production capability from the MMC should begin within the fourth quarter of 2001. Management will also continue to seek additional funding for plant expansion and production line construction of plating capabilities for the IC testing products. The initial plant expansion is estimated to be approximately $400,000 and the production line expansion is estimated to be approximately $300,000.

     In order to expand product lines and to stabilize revenue flows, management is currently directing engineering development to create and produce standard products. These standard products will incorporate products within both the engineered automation and IC testing products sectors. It is expected that standard product sales will help minimize the cyclical sales cycles prevalent in standard automation. It is also expected that standard products within the IC testing products sector will allow for economies of scale in production to maintain corporate financial profit margin goals.

     Management anticipates that additional capital funding will be required to move forward with existing operations and to further the research and development of several new products, i.e., GCI Flex and GCI II, both product advancements of GCI(TM), and the Intorcorp motor. Capital funding may be sought through a combination of but not limited to: private placements to accredited investors, warrants, secondary stock offerings, and strategic financial alliances.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings: None

Item 2. Changes in Securities:

Private Placement Memorandum Stock Issuances:

     During the second quarter of 2001, the Company received cash from common stock through its Private Placement Memorandum, as follows:

Date           Shares          Cash Consideration         Shareholder
----           ------          ------------------         -----------
04/20/01       10,000              $ 10,000               Red, LLC
06/15/01       25,000              $ 25,000               James J. Cron
06/15/01       25,000              $ 25,000               Robert L. White
06/30/01       15,000              $ 15,000               Brian White
06/30/01       24,900              $ 24,900               Chris White
06/30/01       50,000              $ 50,000               Ronald L. Spencer
06/30/01       25,000              $ 25,000               Alan D. Spencer

Totals        174,900              $174,900

Other Stock Issuances:

     During the second quarter of 2001, the Company issued stock for other considerations as follows:

Date           Shares           Consideration             Shareholder
----           ------           -------------             -----------
06/29/01        3,334           Professional Services     Dave Stewart
06/30/01       15,000           Employment                Michael T. Montgomery

Totals         18,334


Stock Option Plan:

     The Company has a stock option plan, which allows employees, directors and consultants of the Company to receive stock options. The Board of Directors set aside 2,000,000 shares of common stock for issuance upon exercise of the options. The Company has awarded 382,000 stock options to employees and directors during 2001. The stock options vest 100% on the first anniversary of the grant notice at a strike price of $1 per share.

     The stock options are exercisable by the optionee as to all or any part of the stock then vested by delivery to the Company of written notice of exercise and payment of the purchase price as provided by the plan.

     The Board of Directors maintains the right to change, suspend or terminate the plan at any time, without notice, and in its sole discretion as provided by the plan.


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

R-Tec Holding, Inc.
(Registrant)

Date: Aug. 10, 2001                   By /s/ Douglas G. Hastings
                                         ---------------------------------------
                                         Douglas G. Hastings, President and CEO



                                      By /s/ Michael T. Montgomery
                                         ---------------------------------------
                                         Michael T. Montgomery, CFO

                      R-TEC HOLDING, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
              As of June 30, 2001 (Unaudited) and December 31, 2000

                                                                      June        December
                                                                    30, 2001      31, 2000
                                                                   -----------    ---------
Current assets
      Cash                                                         $   372,838    $  76,634
      Accounts receivable (net of $-- allowance
          for doubtful accounts)                                       834,428      511,524
      Costs and estimated earnings in excess
          of billings on uncompleted contracts                         333,904      202,530
      Income taxes receivable                                           15,295       15,295
      Inventory                                                         19,678         --
      Prepaid expenses                                                   1,630        3,094
      Notes receivable, current portion                                  2,308        6,587
                                                                   -----------    ---------
               Total current assets                                  1,580,081      815,664

Equipment and leasehold improvements, at cost,
      net of accumulated depreciation                                  308,738      106,834
Other assets                                                            48,575       17,397
Notes receivable, less current portion                                  18,066       14,663
                                                                   -----------    ---------

               Total assets                                        $ 1,955,460    $ 954,558
                                                                   ===========    =========

Current liabilities
      Accounts payable                                             $   196,762    $ 334,142
      Accrued expenses                                                 225,563      102,161
      Accrued preferred dividends payable                               65,576       36,517
      Billings in excess of costs and estimated
          earnings on uncompleted contracts                                529       94,663
      Leases payable, current portion                                   13,458       12,020
      Notes payable, current portion                                   109,320         --
      Notes payable to related parties, current portion                 65,000       65,000
                                                                   -----------    ---------
               Total current liabilities                               676,208      644,503

Lease payable, less current portion                                     17,994       28,036
Notes payable to related parties, less current portion                 100,000      100,000
                                                                   -----------    ---------
               Total liabilities                                       794,202      772,539

Shareholders' equity
      Series A cumulative convertible preferred stock, par value
          $0.234 per share, 5,000,000 authorized, 2,781,564
          shares issued and outstanding                                651,100      651,100
      Common stock, no par value per share,
          30,000,000 authorized, 18,267,362 and 17,373,128
          shares issued and outstanding  at June 30, 2001
          and December 31, 2000, respectively                        1,174,965      280,731
      Additional paid-in capital                                       107,439      107,439
      Accumulated deficit                                             (772,246)    (857,251)
                                                                   -----------    ---------
               Total shareholders' equity                            1,161,258      182,019
                                                                   -----------    ---------

               Total liabilities and shareholders' equity          $ 1,955,460    $ 954,558
                                                                   ===========    =========

                             See accompanying notes

                          R-TEC HOLDING, INC. AND SUBSIDIARY
                         CONSOLIDATED STATEMENTS OF OPERATIONS

                                               Three Months Ended June 30,     Six Months Ended June 30,
                                                   2001           2000            2001            2000
                                               ------------    -----------    ------------    -----------
Revenues                                       $  1,147,216    $   392,330    $  1,846,387    $   751,667

Operating costs                                     661,688        396,629       1,109,353        682,065
                                               ------------    -----------    ------------    -----------

               Gross profit                         485,528         (4,299)        737,034         69,602

Selling, general and administrative expenses        332,382         62,460         617,535        240,163
Research and development                                195          7,698             195          7,698
                                               ------------    -----------    ------------    -----------

               Operating income (loss)              152,951        (74,457)        119,304       (178,259)

Interest expense                                     (3,708)        (6,217)         (8,550)        (7,840)
Interest income                                       2,527           --             3,962           --
Other                                                  --              471            --            1,001
                                               ------------    -----------    ------------    -----------
                                                     (1,181)        (5,746)         (4,588)        (6,839)
                                               ------------    -----------    ------------    -----------

Income (loss) before income taxes                   151,770        (80,203)        114,716       (185,098)
Income taxes                                              2           --               652           --
                                               ------------    -----------    ------------    -----------

               Net income (loss)                    151,768        (80,203)        114,064       (185,098)

Preferred stock dividends                            14,610         10,137          29,059         10,137
                                               ------------    -----------    ------------    -----------

               Net income (loss) available
                 to common shareholders        $    137,158    $   (90,340)   $     85,005    $  (195,235)
                                               ============    ===========    ============    ===========

Net income (loss) per common share             $       0.01    $     (0.01)   $       0.00    $     (0.02)
Weighted average shares outstanding              18,116,471      8,533,594      17,881,100      8,533,594

                             See accompanying notes

                      R-TEC HOLDING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
        For the Periods Ended June 30, 2001 and June 30, 2000 (Unaudited)

                                                         Six Months Ended June,
                                                            2001         2000
                                                         ---------    ---------
Cash flows from operating activities
  Net income (loss)                                      $ 114,064    $(185,098)
  Adjustments to reconcile net loss to net
    cash provided used by operating activities
    Depreciation and amortization                           35,048       11,437
    Sale refund through issuance of note payable              --         58,706
    Common stock issued for services                         3,334
    Common stock bonuses                                    15,000
    Changes in assets and liabilities
      Accounts receivable                                 (322,904)       9,098
      Costs and estimated earnings in excess
        of billings on uncompleted contracts              (131,374)      30,428
      Inventory                                            (19,678)        --
      Prepaid expenses                                       1,464         (468)
      Accounts payable                                    (137,380)     (86,260)
      Accrued expenses                                     123,402      (27,611)
      Billings in excess of costs and estimated
        earnings on uncompleted contracts                  (94,134)     (17,584)
      Income taxes payable                                    --         (7,640)
                                                         ---------    ---------
               Net cash used by operating activities      (413,158)    (214,992)

Cash flows from investing activities
  Purchase of equipment and other assets                  (144,491)     (48,629)
                                                         ---------    ---------
               Net cash used by investing activities      (144,491)     (48,629)
                                                         ---------    ---------

Cash flows from financing activities
  Collections on loans                                         876        1,023
  Proceeds from preferred stock                               --        393,650
  Proceeds from common stock                               875,900         --
  Net borrowings on line of credit                            --         36,000
  Payments on debt                                         (22,923)    (119,569)
                                                         ---------    ---------
               Net cash provided by financing activities   853,853      311,104
                                                         ---------    ---------

               Net increase in cash                        296,204       47,483
Beginning cash                                              76,634        3,609
                                                         ---------    ---------

               Ending cash                               $ 372,838    $  51,092
                                                         =========    =========


Supplemental disclosures of cash flow information
  Interest paid                                          $   8,550    $   2,633
  Noncash investing and financing activities
    Sale refund through issuance of note payable         $    --      $  58,706
    Equipment acquired through note payable              $ 123,639    $    --

                      R-TEC HOLDING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2001 and 2000

NOTE A - UNAUDITED INTERIM FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position of R-Tec Holdings, Inc. (the Company) and the results of operations and cash flows. Certain reclassifications of prior quarter amounts were made to conform with current quarter presentation, none of which effects previously recorded net loss.

NOTE B - EQUIPMENT

Equipment consists of:

     Equipment                                                   $ 309,932
     Vehicles                                                       31,171
     Office equipment and furnishings                               17,731
     Leasehold improvements                                         45,720
                                                                 ---------
                                                                   404,554
     Accumulated depreciation and amortization                     (95,816)
                                                                 ---------
                                                                 $ 308,738
                                                                 =========

NOTE C - ACQUISITIONS

On July 3, 2001, the Company acquired R-Tec Machine Tool, Inc., an Idaho corporation, pursuant to a Share Exchange and Reorganization Agreement by and between the Company and the four individual shareholders of R-Tec Machine Tool, Inc.

Under the terms of the Agreement, the parties agreed to be bound by and accept the fair market value placed on R-Tec Machine Tool, Inc. obtained from an independent business appraisal. Consideration for the acquisition was 291,248 shares of the common stock of the Company valued at $1.00 per share which the parties agree and acknowledge was the fair market value of the Company's shares as of the date of the Agreement. The Agreement provides for each of the four R-Tec Machine Tool, Inc. shareholders to receive equal shares of the Company's common stock in the transaction. Two of R-Tec Machine Tool shareholders, Douglas
G. Hastings and Gary A. Clayton, are also officers, directors and major shareholders of the Company. The other two shareholders of R-Tec Machine Tool are Walter T. Hinkle and Joseph E. Hawkins. R-Tec Machine Tool, Inc. currently leases space in the same building used by the Company as its primary business location.

Pursuant to the Agreement, the Company acquired all of the issued and outstanding stock of R-Tec Machine Tool. The Company now owns all of the assets of R-Tec Machine Tool and is subject to all of

                      R-TEC HOLDING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2001 and 2000

its liabilities. The principle assets include machine tool equipment. The assets acquired were valued at approximately $195,500 as of the June 30, 2001, unaudited balance sheet date.

The R-Tec Machine Tool, Inc. assets include various pieces of machine tool equipment such as mills and lathes. This equipment is used in the machining of component parts for various high tech products including the sockets and automation equipment produced by the Company's subsidiary, R-Tec Corporation. R-Tec Corporation has been the major customer of R-Tec Machine Tool. Significant other customers include Micron Technology, Hewlett Packard and SCP Global Technologies.

The Company, through its subsidiaries, currently provides custom automation services and IC interconnect devices for the high-tech industry. It provides custom solutions through prototype development, tooling, manufacturing and consulting services. R-Tec Interconnect, Inc., also a subsidiary of the Company, designs and manufactures burn-in sockets, high performance test sockets and interconnect devices for the IC chip industry. Management believes the acquisition of R-Tec Machine Tool will enable the Company, through its subsidiaries, to more effectively manufacturer and produce its products. This information was filed with the Securities and Exchange Commission on Form 8-K on July 18, 2001.

The Company has entered into 5-year employment contracts with Walter Hinkle and Joseph Hawkins who are each currently paid $69,050 in annual compensation.

On July 17, 2001, the Company acquired certain assets from Browand, LaMeire & Associates, Inc., an Oregon corporation, pursuant to an Asset Purchase Agreement by and between the Company and Browand, LaMeire & Associates and its two shareholders, Bill Browand and Jeanette LaMeire.

Under the terms of the Agreement, the Company acquired certain assets which include the client list and industry contacts, certain items of office equipment and inventory. Substantially, all of the purchase price related to the client list and industry contacts. Consideration for the acquisition was 380,000 shares of the common stock of the Company valued at $1.00 per share which the parties agree and acknowledge was the fair market value of the Company's shares as of the date of the Agreement. The Agreement provides for the shares to be issued in the name of Browand, LaMeire & Associates, Inc. Both shareholders of Browand, LaMeire and Associates have previously signed employment contracts with R-Tec Corporation, a wholly owned subsidiary of the Company. Bill Browand is employed as Vice President of Sales for R-Tec Corporation. Jeanette LaMeire is employed as Vice President of Marketing and is also on the board of directors of R-Tec Corporation. Bill Browand has also been appointed to the board of directors of the Company.

Browand, LaMeire & Associates has been the marketing firm for the Company for several years prior to this Agreement. A few of the significant companies included in the customer list are Motorola, Anadigics, Micron Technology, Hewlett Packard, Lucent Technologies, Intel, 3com,

                      R-TEC HOLDING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2001 and 2000

Transmeta and SCP Global Technologies. This information was filed with the Securities and Exchange Commission on Form 8-K on August 1, 2001.

NOTE D - STOCK OPTION PLAN

The Company has a stock option plan, which allows employees, directors and consultants of the Company to receive stock options. The Board of Directors set aside 2,000,000 shares of common stock for issuance upon exercise of the options. The Company has awarded 382,000 stock options to employees and directors during 2001. The stock options vest 100% on the first anniversary of the grant notice at a strike price of $1 per share.

The stock options are exercisable by the optionee as to all or any part of the stock then vested by delivery to the Company of written notice of exercise and payment of the purchase price as provided by the plan.

The Board of Directors maintains the right to change, suspend or terminate the plan at any time, without notice, and in its sole discretion as provided by the plan. The Company accounts for these plans under APB Opinion No. 25, "Accounting for Stock Issued to Employees."