Form 10QSB
period 2001-09-30
R-TEC HOLDING INC
filed 2001-11-14
CIK 1112279

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2001

[_]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

     For the transition period from _________________ to _________________


                         Commission file number: 0-30463


                               R-Tec Holding, Inc.
                 [Exact name of business issuer in its charter]

Idaho                                       82-0515707
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation of organization)


1471 E. Commercial Ave., Meridian, Idaho    83642
(Address of principal executive offices)    (Zip Code)

Issuers Telephone Number: (208) 887-0953    Fax: (208) 888-1757

The number of shares of common stock outstanding as of September 30, 2001, is 19,241,707.

Transitional Small Business Disclosure Format (Check one): Yes [_] No [ X]

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

     The Consolidated Financial Statements of the Company for the three months and nine months ended September 30, 2001 and 2000.

Item 2. Management's Discussion and Analysis or Plan of Operation:

Financial Results of Operations:

     Revenues have slowed through the third quarter of 2001, reflecting the general economic downturn pervasive in the technology sectors in general. Continued interest from customers is strong however in the Company's IC technologies, i.e., interconnect devices including the GCI(TM) product lines and corresponding sockets. Automation sales have declined as technology customers have cut back on capital expenditures, which represent the bulk of automation sales. In addition, software solutions sales have also experienced a decline due to the downturn in the technology sectors.

     Sales for the three months ended September 30, 2001 were $283,167, compared to $129,201 for the period ending September 30, 2000, an increase of $153,966 or 119%. This increase of 119% is not due to a substantial increase in sales in the period ending September 30, 2001, but instead, is due to a contrasting slowing of sales in the period ending September 30, 2000 as anticipated orders for that period were delayed until subsequent periods. Operating expenses are comprised mostly of direct costs for materials and labor for design, manufacturing, and production. Operating expenses were 113% of sales for the period ending September 30, 2001 compared to 101% of sales for the period ending September 30, 2000. Operating expenses have increased as a percent of sales due, at least in part, to lowered margins on jobs in our bidding processes. Also, product development costs, as a process of production have increased as we continue to fine tune our product lines and prepare for larger market penetrations.

     Selling, general and administrative expenses were $525,630, or 186% of sales for the three months ending September 30, 2001, compared to $203,300 or 157% of sales for the same period ended September 30, 2000. The increase in selling, general and administrative expenses was due to the expense of adding several key personnel, increased costs in complying with our public reporting requirements. Additional costs were also associated with the acquisition of assets of Browand, LaMeire, and Associates, Inc., and the acquisition of R-Tec Machine Tool, Inc. The acquisition of assets from Browand, LaMeire, and Associates, Inc., completes the initial goal of increasing our marketing capabilities by bringing in-house our former independent sales representatives. The acquisition of R-Tec Machine Tool, Inc. has increased our manufacturing capabilities, while also giving us better cost structures than costs accrued through outsourcing options.

     Net loss for the three months ended September 30, 2001 was ($583,016), compared to a net loss of ($218,514) for the same period ended September 30, 2000. Management feels the increase in net loss is due primarily to the increase in operating costs and lowered job margins. Some direct labor costs have also increased as management has determined that it is currently in the best interest of the company to maintain key employees who have unique training or skills even though productivity as a percent of production capacity remains underutilized.

Changes in Financial Condition:

     The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein for September 30, 2001 and September 30, 2000.

     Current assets were $1,153,954 for the period ending September 30, 2001, compared to $815,664 for the period ending December 31, 2000, an increase of $338,290, or 41%, respectively. The resulting current ratio was 1.78 at September 30, 2001, compared to 1.27 at December 31, 2000. The net increase in current assets at June 30, 2001, over December 31, 2000, was due primarily to an increase in cash accounts of $578,833 and a decrease in accounts receivable of $197,771.

Liquidity:

     Management feels that adequate cash and cash equivalents exist to support current operations. However, due to the instability of sales growth brought on by the economic downturn in the technology sectors, management feels it appropriate to seek additional funding to support operational needs for ongoing projects.

Funding and Capital Resources:

     Capital resources have been increased through infusions from private stock sales. In addition, in anticipation of potential extended slow sales growth, the company has entered into a financial arrangement with the Olympus Group to provide ongoing capital resources for expansion. Management feels that the current cost of capital is high due to the decreased value of the company's stock. It is expected that if revenues and earnings regain positive movement in subsequent periods, the cost of capital will be less than current options.

Plan of Operation:

     In order to stimulate revenue growth, the Company has strengthened its marketing approaches through the placement of ads for it's new product line, GCI(TM), in strategic, national trade journals. It is anticipated that interest generating from the ads will begin within the first quarter of 2002. The Company has also hired additional sales representatives to handle strategic customers. Development of new, standardized products, is also expected to strengthen the Company's marketing position with compliant and compatible product lines.

     For strategic planning purposes, the Company has begun the implementation of new manufacturing processes to bring in house, certain technical processes critical to stabilization of product quality. These processes should be in place within the first quarter of 2002 to support the aggressive sales goals of the Company's marketing group. In addition, with the continued implementation of its new manufacturing software Made2Manage, the Company anticipates progress in moving toward ISO 9001 compliance.

     In expansion of its product lines, the Company has introduced a new product, GCI(TM) II for the IC consumer market applications. This new product family is in addition to the existing standard GCI(TM), and GCI(TM) Flex, product lines. It is anticipated that the GCI(TM) II will augment sales within the Company's IC testing products arena. The company is also in research and development of standardized automation products to augment sales of customized automation products.

     Management feels the Company is poised for sales growth in the year 2002, but also recognizes the prudence of a cautionary posture due to current overall economic conditions. Therefore, management cannot guarantee that sales will in fact increase in subsequent quarters and that adequate capital resources, either from sales or capital infusions, will exist to fund ongoing operations.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings: None

Item 2. Changes in Securities:

     During the third quarter of 2001, the Company received cash from common stock through private placements, as follows:

Date            Shares        Cash Consideration      Shareholder
----            ------        ------------------      -----------
09/01/01        120,000       $120,000                Ragon Family Trust
09/17/01         50,000       $ 50,000                Wendy or Peter Lewis
09/17/01         20,000       $ 20,000                Executive Image Auto Group
09/17/01         10,000       $ 10,000                Oscar Mink
09/17/01         21,000       $ 21,000                Hospitality Car Wash
                -------       --------
Totals          221,000       $221,000
                =======       ========

Other Stock Issuances:

Date            Shares        Cash Consideration                      Shareholder
----            ------        ------------------                      -----------
09/30/01        291,248       Stock @ $291,248                        R-Tec Machine Tool, Inc.
                                                                      (for acquisition of named company)

09/30/01        380,000       Stock @ $380,000                        Browand, LaMeire & Assoc.
                                                                      (for acquisition of assets of named company)

07/01/01         65,542       Conversion of note payable to stock     Glenn Clayton

Stock Option Plan:

     The Company issued no stock options during the third quarter of 2001.

Item 3: Defaults Upon Senior Securities: None

Item 4: Submission of Matters to a Vote of Security Holders: None

Item 5: Other Information.

     Pursuant to management's plans as outlined in the 10-QSB filing for the period ending June 30, 2001, R-Tec Interconnect, Inc. was merged into R-Tec Corporation, effective September 1, 2001. This was a related party transaction, i.e., both companies are wholly owned subsidiaries of R-Tec Holding, Inc. The net effect of the merger has no financial impact on the Company because all previous financial reports were consolidated within the R-Tec Holding, Inc. financial statements.

Item 6: Exhibits and Reports on form 8-K.

     (a)  No exhibits

     (b)  Form 8K filings

          Description                                                 Form
          -----------                                                 ----
          Acquisition of R-Tec Machine Tool, Inc.                     8-K filed 07/18/01

          Acquisition of assets of Browand, LaMeire & Assoc.          8-K filed 08/01/01

          Amendment to Acquisition of R-Tec Machine Tool,             8-K/A filed 09/17/01
          Inc., with the following financial statements:
          R-Tec Machine Tool, Inc., Balance Sheet as of
          12/31/00;  R-Tec Machine Tool Inc., Statement of
          Operations as of 12/31/00;  R-Tec Machine Tool, Inc.,
          Statement of Changes in Shareholders' Equity as of
          12/31/00;  R-Tec Machine Tool, Inc., Statement of
          Cash Flow as of 12/31/00; and R-Tec Machine Tools, Inc.,
          Notes to Financial Statements as of 12/31/00;  R-Tec
          Holding, Inc., and Subsidiaries Pro Forma Combined
          Balance Sheet as of 12/31/00;   R-Tec
          Holding, Inc., and Subsidiaries Pro Forma Combined
          Statement of Operations as of 12/31/00;  and notes to
          ProForma Statements.

          Amendment to Acquisition of Assets of Browand,              8-K/A filed 09/28/01
          LaMeire & Assoc., Inc., with the following financial
          Statements:  Browand, LaMeire & Assoc, Inc., Balance
          Sheet as of 12/31/00;  Browand, LaMeire & Assoc., Inc.,
          Statement of Operations as of 12/31/00;  Browand,
          LaMeire & Assoc, Inc., Statement of Changes in Shareholders'
          Equity as of 12/31/00;  Browand, LaMeire & Assoc., Inc.,
          Statement of Cash Flow as of 12/31/00; and Browand, LaMeire
          & Assoc, Inc., Notes to Financial Statements as of 12/31/00;
          R-Tec Holding, Inc., and Subsidiaries Pro Forma Combined
          Balance Sheet as of 12/31/00;   R-Tec Holding, Inc., and
          Subsidiaries Pro Forma Combined Statement of Operations as
          of 12/31/00;  and notes to ProForma Statements.

Exhibit  Description                                   Incorporated by Reference
No.                                                    from Registrant's
--------------------------------------------------------------------------------
99.12    Share Exchange and Reorganization Agreement   8-K filed 07/18/01

99.12    Asset Purchase Agreement                      8-K filed 08/01/01

                                   SIGNATURES

     In accordance with requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        R-Tec Holding, Inc.
                                        (Registrant)


Date:   November 7, 2001                By   /s/
                                             ----------------------------------
                                             Douglas G. Hastings,
                                             President and CEO


                                        By   /s/
                                             ----------------------------------
                                             Michael T. Montgomery, CFO

                      R-TEC HOLDING, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
           As of September 30, 2001 (Unaudited) and December 31, 2000


                                                                September 30, 2001    December 31, 2000
                                                                ------------------    -----------------
Current assets
  Cash                                                                 $   655,467            $  76,634
  Accounts receivable (net of $-- allowance
    for doubtful accounts)                                                 313,753              511,524
  Costs and estimated earnings in excess
    of billings on uncompleted contracts                                   163,921              202,530
  Income taxes receivable                                                   15,295               15,295
  Inventory                                                                  1,400                   --
  Prepaid expenses                                                           1,695                3,094
  Notes receivable, current portion                                          2,423                6,587
                                                                       -----------            ---------
                                        Total current assets             1,153,954              815,664

Equipment and leasehold improvements, at cost,
  net of accumulated depreciation                                          593,143              106,834
Intangible assets, at cost,
  net of accumulated depreciation                                          544,320                   --
Other assets                                                                48,474               17,397
Notes receivable, less current portion                                      15,458               14,663
                                                                       -----------            ---------
                                                Total assets           $ 2,355,349            $ 954,558
                                                                       ===========            =========

Current liabilities
  Accounts payable                                                     $   259,861            $ 334,142
  Accrued expenses                                                          78,759              102,161
  Short-term note payable, related party                                   168,166                   --
  Accrued preferred dividends payable                                       80,186               36,517
  Billings in excess of costs and estimated
    earnings on uncompleted contracts                                           --               94,663
  Leases payable, current portion                                           59,877               12,020
  Notes payable to related parties, current portion                             --               65,000
                                                                       -----------            ---------
                                   Total current liabilities               646,849              644,503

Lease payable, less current portion                                         72,468               28,036
Notes payable to related parties, less current portion                     100,000              100,000
                                                                       -----------            ---------
                                           Total liabilities               819,317              772,539

Shareholders' equity
  Series A cumulative convertible preferred stock, par value
    $0.234 per share, 5,000,000 authorized, 2,781,564
    shares issued and outstanding                                          651,100              651,100
  Common stock, no par value per share,
    30,000,000 authorized, 19,225,152 and 17,373,128
    shares issued and outstanding  at September 30, 2001
    and December 31, 2000, respectively                                  2,132,755              280,731
  Additional paid-in capital                                               107,439              107,439
  Accumulated deficit                                                   (1,355,262)            (857,251)
                                                                       -----------            ---------
                                  Total shareholders' equity             1,536,032              182,019
                                                                       -----------            ---------
                  Total liabilities and shareholders' equity           $ 2,355,349            $ 954,558
                                                                       ===========            =========


                             See accompanying notes

                       R-TEC HOLDING, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)


                                                       Three Months Ended September 30,         Nine Months Ended September 30,
                                                           2001                2000                 2001                2000
                                                       ------------         -----------         ------------         -----------
Revenues                                               $    283,167         $   129,201         $  2,129,554         $   880,868
Operating costs                                             321,151             130,508            1,430,504             681,323
                                                       ------------         -----------         ------------         -----------
                                   Gross profit             (37,984)             (1,307)             699,050             199,545

Selling, general and administrative expenses                525,630             203,300            1,143,165             582,411
Research and development                                      2,955                  --                3,150                  --
                                                       ------------         -----------         ------------         -----------
                        Operating income (loss)            (566,569)           (204,607)            (447,265)           (382,866)

Interest expense                                             (3,722)             (2,576)             (12,272)            (10,416)
Interest income                                               1,885                  --                5,847                  --
Other                                                            --                 486                   --               1,487
                                                       ------------         -----------         ------------         -----------
                                                             (1,837)             (2,090)              (6,425)             (8,929)
                                                       ------------         -----------         ------------         -----------
Income (loss) before income taxes                          (568,406)           (206,697)            (453,690)           (391,795)
Income taxes                                                     --                  --                  652                  --
                                                       ------------         -----------         ------------         -----------
                              Net income (loss)            (568,406)           (206,697)            (454,342)           (391,795)

Preferred stock dividends                                    14,610              11,817               43,669              21,954
                                                       ------------         -----------         ------------         -----------
                    Net income (loss) available
                         to common shareholders        $   (583,016)        $  (218,514)        $   (498,011)        $  (413,749)
                                                       ============         ===========         ============         ===========

Net income (loss) per common share                     $      (0.03)        $     (0.03)        $      (0.03)        $     (0.05)

Weighted average shares outstanding                      18,300,012           8,533,594           17,950,635           8,533,594


                             See accompanying notes

                      R-TEC HOLDING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
   For the Periods Ended September 30, 2001 and September 30, 2000 (Unaudited)


                                                                    Nine Months Ended September,
                                                                       2001              2000
                                                                   -----------         ---------
Cash flows from operating activities
  Net income (loss)                                                $  (454,342)        $(391,795)
  Adjustments to reconcile net loss to net
    cash provided used by operating activities
    Depreciation and amortization                                      129,205            19,744
    Changes in assets and liabilities
      Accounts receivable                                              197,771            47,280
      Costs and estimated earnings in excess
        of billings on uncompleted contracts                            38,609            25,899
      Inventory                                                         (1,400)               --
      Prepaid expenses                                                   1,399             3,331
      Accounts payable                                                 (74,281)          (40,034)
      Accrued expenses                                                 144,764             5,917
      Billings in excess of costs and estimated
        earnings on uncompleted contracts                              (94,663)          (18,682)
      Income taxes payable                                                  --               557
      Deferred income taxes                                                 --            (8,197)
                                                                   -----------         ---------
                      Net cash used by operating activities           (112,938)         (355,980)

Cash flows from investing activities
  Purchase of equipment and other assets                              (282,596)          (50,018)
                                                                   -----------         ---------
                      Net cash used by investing activities           (282,596)          (50,018)
                                                                   -----------         ---------
Cash flows from financing activities
  Collections on loans                                                   3,369             1,465
  Proceeds from preferred stock                                             --           562,750
  Proceeds from common stock                                         1,116,184                --
  Net payments on line of credit                                            --           (64,000)
  Payments on debt                                                    (145,186)               --
                                                                   -----------         ---------
                  Net cash provided by financing activities            974,367           500,215
                                                                   -----------         ---------
                                       Net increase in cash            578,833            94,217
Beginning cash                                                          76,634             3,609
                                                                   -----------         ---------
                                                Ending cash        $   655,467         $  97,826
                                                                   ===========         =========

Supplemental disclosures of cash flow information
  Interest paid                                                    $     9,936         $   8,029
  Noncash investing and financing activities
    Preferred stock dividends payable                              $    43,669         $  21,954
    Equipment acquired through long-term obligations               $   123,639         $  40,056
    Acquisition of assets, net of liabilities of $113,806
      with common stock                                            $   537,426         $      --
    Notes payable related party converted to common stock          $    65,000         $      --
    Accrued expenses converted to common stock                     $   168,166         $      --


                             See accompanying notes

                      R-TEC HOLDING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 2001 and 2000


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

NOTE B - EQUIPMENT

Equipment consists of:

     Equipment                                                   $ 634,715
     Vehicles                                                       32,857
     Office equipment and furnishings                               41,931
     Leasehold improvements                                         45,720
                                                                 ---------
                                                                   755,223
     Accumulated depreciation and amortization                    (162,080)
                                                                 ---------
                                                                 $ 593,143
                                                                 =========

NOTE C - INTANGIBLES

Intangibles consist of:

     Goodwill                                                    $ 201,218
     Customer lists                                                365,975
                                                                 ---------
                                                                   567,193
     Accumulated depreciation and amortization                     (22,873)
                                                                 ---------
                                                                 $ 544,320
                                                                 =========

The goodwill and customer lists were acquired in July 2001. Goodwill is not amortized and the customer list is amortized over a 48- month period.

NOTE D - ACQUISITIONS

On July 3, 2001, the Company acquired R-Tec Machine Tool, Inc., an Idaho corporation, pursuant to a Share Exchange and Reorganization Agreement by and between the Company and the four individual shareholders of R-Tec Machine Tool, Inc.

                      R-TEC HOLDING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 2001 and 2000


Under the terms of the Agreement, the parties agreed to be bound by and accept the fair market value placed on R-Tec Machine Tool, Inc. obtained from an independent business appraisal. Consideration for the acquisition was 291,248 shares of the common stock of the Company valued at $1.00 per share, which the parties agree and acknowledge was the fair market value of the Company's shares as of the date of the Agreement. Significant assets acquired and liabilities assumed were as follows:

     Cash                                                        $  15,734
     Equipment                                                     188,102
     Goodwill                                                      201,218
     Notes payable assumed                                        (113,806)
                                                                 ---------
                                                                 $ 291,248
                                                                 =========

On July 17, 2001, the Company acquired certain assets from Browand, LaMeire & Associates, Inc., an Oregon corporation, pursuant to an Asset Purchase Agreement by and between the Company and Browand, LaMeire & Associates and its two shareholders, Bill Browand and Jeanette LaMeire.

Under the terms of the Agreement, the Company acquired certain assets, which include the client list and industry contacts, certain items of office equipment and inventory. Substantially, all of the purchase price related to the client list and industry contacts. Consideration for the acquisition was 380,000 shares of the common stock of the Company valued at $1.00 per share, which the parties agree and acknowledge was the fair market value of the Company's shares as of the date of the Agreement.

Significant assets acquired and liabilities assumed were as follows:

     Equipment                                                     $  9,394
     Customer lists                                                 369,332
     Other                                                            1,274
                                                                   --------
                                                                   $380,000
                                                                   ========

NOTE E - SHORT-TERM NOTE PAYABLE

The Company converted accrued expenses of $168,166 into a note payable during September 2001. The note is owed to Browand, LaMeire & Associates for commissions earned on sales of Company products. The note accrues interest at 8% and is payable in monthly interest only payments until maturity on March 15, 2002.

                      R-TEC HOLDING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 2001 and 2000


NOTE F - STOCK OPTION PLAN

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