Form 10KSB
period 2001-12-31
R-TEC HOLDING INC
filed 2002-03-29
CIK 1112279

[LOGO]


                                   FORM 10-KSB

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                                MASTER FILE COPY

         Signatures of Officers and Directors

|_|       Douglas G. Hastings
|_|       Michael T. Montgomery
|_|       Rulon J. Tolman
|_|       Gary C. Clayton
|_|       David R. Stewart
|_|       William E. Browand


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

     [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
              OF 1934 For the fiscal year ended December 31, 2001

   [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934 For the transition period from _______________________ to

                 _____________ Commission file number: 0-30463

                               R-TEC HOLDING, INC.
                 (Name of small business issuer in its charter)

                     IDAHO                          82-0515707
       (State or other jurisdiction of           (I.R.S. Employer
        incorporation or organization)          Identification No.)

                 1471 E. Commercial Ave., Meridian, Idaho           83642
                   (Address of principal executive offices)       (Zip Code)

         Issuer's telephone number: (208) 887-0953     FAX: (208) 888-1757

Securities registered under Section 12(b) of the Exchange Act:

       Title of each class           Name of each exchange on which registered

________________________________     _________________________________________


________________________________     _________________________________________

Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock $1.00 par value
                                (Title of class)

Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X ] Yes
[ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[ ]

Registrants revenues for the fiscal year ended December 31, 2001 were $2,209,826. As of December 31, 2001, there were 19,009,205 shares of the registrant's no par value common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

As referenced in the Exhibit List attached hereto.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS
R-Tec Holding, Inc. (the "Company")

R-Tec Holding, Inc., through its subsidiaries (collectively "the Company") develops custom automation solutions to the high-tech industry through its consulting services, prototype development, tooling and manufacturing. The Company also designs and manufactures high performance test sockets; burn-in sockets and IC interconnect devices for the IC chip industry.

R-Tec Holding, Inc. was initially formed as a wholly owned subsidiary of Biogan International, Inc. (Biogan) on August 18, 1999. Biogan, at the time, was a development stage company which was publicly held and traded in the over the counter market. Biogan transferred its 50 % ownership in IntorCorp, Inc. (IntorCorp) to R-Tec Holding, Inc. IntorCorp was formed in 1998 for the purpose of completing the research and design on motor technology. The technology was developed within Biogan and all rights to the technology were transferred to IntorCorp. There have been no operations or activities in IntorCorp since its formation. Biogan paid a stock dividend to shareholders on September 15, 1999, consisting of one share of R-Tec Holding, Inc. stock for 20 each shares of Biogan stock. The dividend resulted in the shareholders of Biogan receiving 4,266,797 shares of R-Tec Holding, Inc. common stock.

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

On December 1, 1999, the Company formed a new, wholly owned subsidiary, R-Tec Interconnect, Inc. (hereinafter referred to as "Interconnect") to focus on its IC Testing Interface products. The Company has been developing testing interface products since 1998 believing that product development and maturity were at a stage to justify a separate divisional focus. However, effective September 1, 2001, Interconnect was merged into R-Tec Corporation to create one operational company under the umbrella ownership of R-Tec Holding, Inc. The merger was also effected to reduce common overhead expenses; both Interconnect and R-Tec Corp are located in the same facilities and receive managerial support from the same individuals.

R-Tec Corporation, a subsidiary of the Company.

R-Tec Corporation was initially organized in 1995 as a small individually operated company in a modified garage for the purpose of developing and fabricating High-Tech custom manufacturing equipment, primarily for a single customer. Most of the contracts during the first 18 months were for the duplication of High-Tech manufacturing tools going overseas for Hewlett Packard. Presently R-Tec Corporation, under contracts with various customers, develops, engineers and fabricates High-Tech custom manufacturing equipment and parts to be incorporated into customer owned and operated manufacturing equipment and manufactured products. R-Tec Corporation's expertise includes engineering, development of controls, machine design and tooling, consulting services, prototype development, tooling and manufacturing. Typical production includes: mechanical fixtures; "mech-op stations" (devices for testing mechanical operations and performance of equipment); "servo-writers" and "transfer stations"(devices that write code instructions for reading disc drives in manufacturing stations); "sub-assemblies" (an assembly of electrical components as a unit to be integrated with other units to complete a device or product); "automatic robot work stations" (a machine that automatically constructs part of a manufactured product); and electronic testing devices. Essentially all of the products and services incorporate one or more complete disciplines of mechanical, electrical, software, machine visions (a vision camera that digitizes information for testing purposes) and controls.

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

Significant clients of R-Tec Corporation include Iomega Corporation, Hewlett Packard, Pro- Precision Machining, Steelhead Metals, SCP Global Technologies, System Integration (Division of Micron), Intel, TECHNIT Interconnection Products, 3Com Corporation, Preco, Inc., Motorola, Micron Communications, Inc., Ford Microelectronics, Inc., MSL (Salt Lake Division), and Anadigics.

From 1998 through July 16, 2001, distribution of products and services was primarily made through Browand, LaMeire & Associates (B.L.& A.), a Manufacturer's Representative firm who maintained sales representative agents in the US, Europe and Asia. B.L.& A. had four representative firms in the U.S. with twelve sales persons, three European agents for Germany, France and England, and five Asian agents for Singapore, Malaysia, Taiwan and Japan. In December of 2000, the principals of B.L.& A. were hired as management employees to oversee the internal development of marketing efforts. Effective July 17, 2001, the Company acquired certain assets of B.L.&A. , primarily customers contact lists, in exchange for 380,000 shares of R-Tec Holding, Inc. stock valued at $1.00 per share, and continued to solidify its position of bringing the marketing and distribution expertise of B.L.&A. in-house.

See additional discussion in the following section, "R-Tec Interconnect Inc., a subsidiary of the Company."

Prior to July 3, 2001, certain functions of some projects were, when needed, contracted to R-Tec Machine Tools, Inc., an Idaho corporation, in which Doug Hastings and Gary Clayton owned a combined 50% interest. R-Tec Machine Tools, Inc. conducted business as a machine shop in the same building as R-Tec Corporation (See "Certain Relationships and Related Transactions "). However, some machine work was also contracted with other machine shops depending on time of delivery constraints. R- Tec Machine Tools, Inc. exclusively machined raw metal into custom parts on contract with its customers, one of which was R-Tec Corporation. Effective July 3, 2001, R-Tec Machine Tools, Inc. was acquired by R-Tec Corporation in a stock for stock acquisition. Joe Hawkins, Walter Hinkle, Gary Clayton, and Doug Hastings, each 25% owners of R-Tec Machine Tools, Inc., received an aggregate 291,248 shares of R-Tec Holding, Inc. stock valued at $1.00 per share.

The custom-parts manufacturing industry is vast with many major competitors who are larger and financially stronger than R-Tec Corporation, such as Wright Industries, Technistar, and Acufab. Major companies such as Motorola and Micron frequently have their own internal tooling development groups to develop their own equipment requirements and who on occasion will "out source" their over-load demands to companies like R-Tec Corporation. Management is not aware of any information to estimate a market share of the industry, but is confident that R-Tec Corporation has a very small share of the overall market. Management of R-Tec Corporation primarily relies on it manufacturer's representative to sell its products and services.

Materials for products, such as aluminum, bar stock, plate stock, wire and plastics are provided by several subcontractors who bid to provide supplies according to contract specifications. To the best knowledge of Management the required materials are of a generic nature with ample availability from several sources, and therefore there is no dependence on a source of raw materials.

During 1999 R-Tec Corporation had approximately 43 customers with material contractual agreements, four of which customers provided in excess of 10% of annual revenues, i.e. 3COM Corporation, Micron System Integration, Palm Computing, Inc., and Performance Design, Inc., for a combined total of 52.2% from the four. During 2000, R-Tec Corporation had approximately 30 customers with material contractual agreements, two of which customers provided in excess of 10% of annual revenues, i.e., MSL Salt Lake and Palm Computing. During 2001, R-Tec Corporation and merged entities had approximately 18 customers with material contractual agreements, 3 of which customers provided in excess of 10% of annual revenue, i.e., 3com, MSL Salt Lake, and Palm Computing.

The nature of the "custom parts" engineering business is such that customers producing material revenues generally change from year to year and no dependence on any specific customers develops.

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

Excluding the $190,000 of R&D expenses associated with the initial merger, during 1999 R-Tec Corporation did not expend material funds on research and development. Any activity that may be considered as research and development has been only in connection with the performance under a contract with a customer for services and/or products the cost of which has been paid by the customer as part of the contract terms. In 2000 and 2001, material funds spent on research and development were not generally accounted for on the income statement; strictly as R&D, as these efforts were directed for customers' benefits on a contractual basis.

Presently, there are no costs or effects of compliance with environmental laws for R-Tec Corporation. Management is aware however, that with the implementation of its production facility for the GCI(TM) product group, it will be incumbent upon the Company to ensure strict compliance with any environmental laws. The GCI(TM) production line is expected to be operational by June 1, 2002.

R-Tec Corporation currently employs 28 full time employees and 8 part time employees in the Boise office and 2 full time employees in the Utah office. See discussion of Utah office and employees under Item 2 "Description of Property."

R-Tec Interconnect, Inc. a subsidiary of the Company

R-Tec Interconnect, the newly formed subsidiary of R-Tec Holding, Inc., as previously discussed, was merged into R-Tec Corporation effective September 1, 2001. The products and product group previously contained within R-Tec Interconnect will continue in R-Tec Corporation. Common resources are being utilized to help develop the IC products and to focus on minimizing overhead costs.

The product group transferred into R-Tec Corporation will be the continued engineered design and manufacture of testing sockets and related testing interface products to existing customers. Testing sockets for the IC industry include a variety of custom designs and technical requirements as determined by customer's specifications. The Company will also focus on developing a standardized, lower cost, testing solution for its existing customer base.

Testing devices include test sockets with probe contacts and a new proprietary interface device engineered by the Company called GCI(TM). This new technology can be incorporated into existing design structure for socket testing devices with minimal design adjustments. The GCI(TM) presents new opportunities to the Company due to its favorable characteristics and responses to issues regarding, co-planarity, inductance, and durability.

During 2001, customers received shipments of R-Tec Corporation's proprietary technology and began testing the new interconnect products. Product introduction has taken longer than originally projected and the Company continues to work on enhancing its products to meet specific customers' technological needs.

Significant customers for R-Tec Corporation's testing products include Maxim, Amkor, RF Micro Devices, Gamma Technology, Anadigics, Micron System Integration, Celeritek, Teradyne, Cisco Systems, Inc., Transmeta, P.T. Products & Services, 3Com, and Motorola. It is anticipated that customer usage will become broad based and that the Company will not become dependent or at risk for a concentration of its interconnect products within one or several customers.

Competitors for the testing product interface market include the following companies: 3m, Aries Electronics, Cerprobe, ECT, Gold Tech, John Tech, Loranger International, Primeyield, and Tecknit. Among these competitors, which it is believed by management represent a combined market share of approximately 75% to 80% of the $247,000,000 testing product interface market, four utilize spring probe technology. The remainders utilize various testing technologies. It is believed by management that the new R-Tec Corporation GCI(TM) products represent a leading edge challenge to other competitors in this same market.

Production for the testing devices is accomplished by using existing engineering resources within R-Tec Corporation's personnel group and by outsourcing some facets of the production needs. All assembly of manufactured products is accomplished within the

Company's current facilities. Within the addition of the GCI(TM) production facility, it is anticipated that the Company will become more competitive, have faster response time to customers, and be able to better control product quality.

Sources of raw materials for production are represented by commonly used materials available to the outsourced manufacturers previously mentioned and management does not foresee any limitations or interruptions in the availability of materials for production. These common raw materials include aluminum, steel, gold, plastics, solder, and copper.

Management is not aware of any governmental approvals or legislative impacts that would affect its current product lines. As previously indicated, some compliance and necessary expense will be effected with the addition of the GCI(TM) production line. However, current estimates for permits and hazardous material handling for ongoing operations through outsourcing are nominal and not material.

ITEM 2.  DESCRIPTION OF PROPERTY.
Description of Property of R-Tec Corporation (Subsidiary)

R-Tec Corporation is a tenant in a single purpose industrial building located at 1471 E. Commercial Avenue, in Meridian, Idaho. The building is owned by H2C2 & Associates, LLC, an Idaho limited liability company (owned by Mr. and Mrs. Hastings and Mr. and Mrs. Clayton, shareholders of R-Tec Corporation) and leased 100% to R-Tec Corporation under a 5 year lease expiring November 30, 2004. See, "Certain Relationships and Related Transactions" at page 12. The building was constructed in 1998 according to the applicable commercial building code requirements, on approximately 1.36 acres of land, and includes a parking area of 20 spaces.

R-Tec Corporation office space consists of approximately 2000 square feet, and includes a reception area, conference room, and 6 individual offices. The assembly and manufacturing areas consist of approximately 4000 square feet. The rent is at the rate of $4,365 per month, subject to Cost of Living Index increases on an annual basis. The Company leased in 2001 an additional office trailer, approximate size of 12 feet by 50 feet, which is situated directly to the east of the original building and houses primarily sales and marketing personnel. The rent of the office trailer is at the rate of $435 per month.

In December of 2000, R-Tec Corporation entered into a lease agreement for office and production space for a satellite division of R-Tec Corporation, i.e., Creative Test Solutions, in North Salt Lake, Utah. The Creative Test Solutions division houses the software engineering support group for R-Tec Corporation. Creative Test Solutions is not a separate legal entity but is recognized as a part of the R-Tec Corporation structure. The office space in Utah consists of approximately, 2,400 square feet of combined office and warehouse space with monthly lease payments of $1,320 per month and additional expenses as per a triple net lease agreement. All operating expenses including employment reimbursement and taxes are paid directly from the Corporate offices in Meridian, Idaho and are included in the expense structure of R-Tec Corporation. As of December 31, 2000, two employees, Alan Ashcroft and Nyle Stewart, work at the Utah office under the supervision of Emory Christensen, Engineering Manager.

R-Tec Holding, Inc. does not have any separate corporate offices, but uses, when required, the offices of R-Tec Corporation for its purposes, without the payment of any rent or other obligation, until such time as independent offices may be required.

Except for the described leasehold interest in the occupied premises by R-Tec Corporation, neither R-Tec Holding, nor IntorCorp, Inc. has any investments in real estate, nor interests in real estate, real estate mortgages, nor securities of or interests in persons primarily engaged in real estate, activities.

IntorCorp, Inc. is an Idaho corporation owned 50% by R-Tec Corporation and 50% by C.T. Corporation an electrical engineering company. The outstanding common stock of IntorCorp was issued originally to C.T. Corporation and to Biogan International in exchange for their respective interest in the intellectual technology for the IntorCorp Motor. By virtue of the transactions described in
Item 1 hereof, the interest of Biogan International has descended to R-Tec Corporation. The board of directors of IntorCorp is comprised of four members, two from each of C.T. Corporation and two (Gary A. Clayton and Douglas G. Hastings) from R-Tec Corporation, with Mr. Douglas G. Hastings as President. IntorCorp has never had assets other than the intellectual technology for the IntorCorp Motor, nor has it conducted any business.

ITEM 3.  LEGAL PROCEEDINGS

There were no material legal proceedings to report at fiscal year end 2001.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

a) An annual meeting of shareholders was held on the 15th day of November, 2001.

b) Directors elected at the meeting and the tabulated results of the voting were as follows:

             Name                             Votes For           Votes Against

             Douglas G. Hastings              19,835,091          2,260

             Gary A. Clayton                  19,835,091          2,260

             Rulon L. Tolman                  19,835,091          2,260

             David R. Stewart                 19,835,091          2,260

             Bill Browand                     19,835,091          2,260

c) Other matters of voting included:

      1) ratification of Balukoff, Lindstrom, & Co., P.A. as the company's independent auditors. Voting was tabulated and the results were as follows:

          Votes For                Against or Abstaining

          19,820,065               27,286


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
        STOCKHOLDER MATTERS.

Market Information

The Registrant's stock is publicly traded on the OTC BB under the symbol RTHG. Public trading was initiated July 2, 2001.

Quarterly prices for the stock are as follows:


Year 2001 Quarter                   Stock price High          Stock price Low
-----------------------------------------------------------------------------

3rd quarter 2001                    $ 7.25                    $ 0.01
4th quarter 2001                    $ 0.85                    $ 0.31

Holders of Record of Each Class of Common Equity.

Class                                 Date of Reporting  No. of Shares Held

Series A Convertible Preferred        12-31-01                 2,781,564
Common Stock                          12-31-01                19,009,205


Unregistered Equity Securities Sold by Registrant During 2001.

During 2001 Registrant issued 1,852,024 shares of common stock of Registrant without registration under the Securities Act in private transactions to the class of persons indicated, for consideration of cancellation of debt, services rendered, and cash.

Series "A" Preferred Stock

During 2001, the Company received no subscriptions from Series "A" Preferred Stock sold to existing shareholders of such stock.

Common Stock

During the 4th quarter, 2001, the Company received no additional subscriptions from Common Stock sales through private placement offerings.

On January 3, 2002, the Company Board of Directors authorized the Company to enter into a Subscription and Stock Purchase Agreement with various accredited investors for the sale of up to 1.7 million restricted shares of common stock at $.50 per share. The purchase of the shares also includes the receipt of an option with a strike price of $.50. The option can not be exercised for a period of six months and expires and the end of two years

The described stock transactions were exempt from registration under the provisions of Section 4(2) of the Securities Act of 1933, as amended.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND/OR PLAN OF
         OPERATION.

The following discussion contains forward-looking statements that involve known and unknown risks and uncertainties which may cause actual results in future periods to differ materially from those indicated herein as a result of a number of factors. When the Company uses words like "may," "believes," "expects," "anticipates," "should," "estimate," "project," "plan," their opposites and similar expressions, the Company is making forward-looking statements. These expressions are most often used in statements relating to business plans, strategies, anticipated benefits or projections about the anticipated revenues, earnings or other aspects of our operating results. We make these statements in an effort to keep stockholders and the public informed about our business, and have based them on our current expectations about future events. Such statements should be viewed with caution. These statements are not guarantees of future performance or events. As noted elsewhere in this report, all phases of our business are subject to uncertainties, risks and other influences, many of which the Company has no control over. Additionally, any of these factors, either alone or taken together, could have a material adverse effect on the Company and could change whether any forward-looking statement ultimately turns out to be true. The Company undertakes no obligation to publicly release updates or revisions to these statements. The following discussion should be read in conjunction with audited consolidated financial statements and the notes thereto for the year ending December 31, 2001, included elsewhere in this Form 10-KSB.

Corporate Structure

The Company has undertaken some consolidation during 2001 and has merged all revenue generating entities into one operating division, i.e., R-Tec Corporation. Included in this operating division are product groups and include,
1) the custom engineered automation product group originally part of R-Tec Corporation, 2) the interconnect devices group, originally part of R-Tec Interconnect which was merged into R-Tec Corporation as of September 1, 2001, 3) the retail machine shop sales group, originally part of R-Tec Machine Tool, Inc., which was purchased as of July 3, 2001, and 4) the software solutions product group, which previously existed within R-Tec Corporation and is located in the Utah office.

IntorCorp, is a separately owned corporation of R-Tec Corporation but is not an operating or revenue generating product group. It is anticipated that IntorCorp will either be merged into R-Tec Corporation as a potential division or product group or dissolved as an entity in 2002.

Performance Overview

Revenues:

The Company recognized revenues of $2,209,826 for year end 2001, compared with $1,552,587 for year end 2000, representing an annualized growth of 42%. Sales were broken down by product groups within our single reporting segment as follows: Automation Products, 78%; Interconnect Products, 19%; Software Solutions, 1%; Machine Shop Retail Sales, .5%; and Other Sales, 1.5%.

Sales for the Automation Product group were strong through the second quarter of 2001 and then fell off substantially as the entire technology sector slumped with the downturn in the economy. As technology customers, who represent the majority of the Company's clientele, reduced their budgets, capital budgeting expenditures were sharply curtailed, reflecting fewer orders for the company's Automation Products. Recognition of revenue from ongoing projects early in the first and second quarters of 2001 helped increase sales year-to-year but do not accurately reflect new sales growth. New sales growth in the Automation Products group remained at nearly the same levels as year 2000.

Sales for the Interconnect Products group increased to approximately $400,000 for year 2001. Sales were distributed among a broad base of technology customers purchasing initial, small quantities to test product integration and compatibility with existing technologies, and a few larger customers placing re-orders of larger quantities. Sales in this product group were split evenly for socket devices and the company's proprietary GCI(TM) interface products.

Sales for the other product groups represented approximately 3% of sales. Sales for the Software Solutions Products, Machine Shop Retail Products, and Other Products groups all dropped off sharply following the second quarter of 2001. The company attributes the decline in sales in these product groups as direct, proportional relationships to the decline in the economy and anticipates a resurgence to correspond with general economic growth trends.

To increment sales, after taking into account the challenging economic environment, especially within the technology sectors, the company has hired two additional sales representatives, solidified a strategic partnership with National Instruments for representation of the company's products, and has added two new external sales distributors, i.e., Lorill Electronics in California, and Anderson Marketing Associates in Texas. The sales department has also divided sales territories within the United States.

In addition, the Company is expending resources in developing new products within its GCI(TM) family. Research & development includes products to be introduced into the consumer interconnect sector.


Profitability:

The Company recognized losses of ($1,439,903) in year 2001, compared to ($440,157) in year 2000. The increased losses arise from an increase in operating costs of $1,676,454 from $1,442,764 , a 16% increase, year-to-year and an increase in selling, general and administrative expenses of $1,967,925 from $492,537, a 300% increase, year-to-year.

Operating costs increased in total dollars year-to-year, but represent a favorable trend as the operating margin increased from 7% in 2000 to 24% in 2001. This favorable trend is in line with management's commitment to analyze product groups and individual jobs to maximize profitability through job costing analyses.

The increase in selling, general and administrative expenses represents an unfavorable trend as these expenses increased from 32% of sales in 2000, to 85% in 2001. The increase is attributable to adding additional management structure and employees to prepare for future growth. In addition, $251,101 in expense was recognized in 2001 as a non-cash option expense for consulting services by the Olympus Group. Management is aware of the need to increment sales growth to match the increases in selling, general and administrative expenses.

Management's goal is to focus on profitability in the near future. In order to accomplish this goal, the following policies have been implemented: 1) restrictive budgets have been put in place to eliminate non-essential expenditures, 2) to reduce product costs; a production facility to manufacture GCI(TM) products is under construction to bring in-house this process. It is anticipated that with a reduction in product costs in this product group, there will also be an increase in product quality and customer satisfaction. The GCI(TM) products facility will also allow for handling of larger volumes in anticipation of future sales growth, 3) management has restricted additional payroll costs including overtime and has eliminated bonuses or other non-essential payroll costs, and 4) the sales group has increased its staff to create greater exposure and quoting opportunities for R-Tec's products.

Net loss per common share for year end 2001 was ($0.08) compared to ($0.03) for year end 2000.

Changes in Financial Condition

At December 31, 2001, current assets were $558,943, with current liabilities of $394,734, compared to December 31, 2000 with current assets of $815,664, and current liabilities of 644,503. The current ratios at December 31, 2001 and December 31, 2000 were 1.42 and 1.27 respectively.

Current assets decreased from December 31, 2000 to December 31, 2001 primarily due to a decrease in sales in the third and fourth quarters of 2001 and a corresponding decrease in accounts receivable. In addition, $456,830 of cash from paid in capital was used to purchase additional production equipment including the micro machining laser necessary for the GCI(TM) production facility.

Short term liabilities decreased from $664,503 at December 31, 2000 to $394,734 at December 31, 2001 due to a decrease in accounts payable, arising from slowing sales and corresponding vendor payables for work in process in the third and fourth quarters, and also due to the restructuring of short term liabilities as discussed below.

On the balance sheet for short term liabilities, balance sheet items were changed as follows: 1) a short term note payable to related parties was converted to a long term note payable, 2) a short term note for accrued selling expenses was converted to a long term note payable, and 3) accrued expenses for preferred stock dividends were converted to long term. The effect of these changes was a reduction in short term liabilities. Amounts of these conversions are disclosed in note F of the notes to financial statements contained herein.

Total assets increased from $954,558 in 2000 to $1,760,896 in 2001, an increase of 84%, due primarily to the acquisition of production equipment as previously mentioned and the acquisition of intangible assets through the acquisition of Browand, LaMeire and Associates, Inc. asset purchase and the R-Tec Machine Tool, Inc. purchase. Production equipment purchases were consummated using cash funds, excepting the assignment and assumption of capitalized leases for existing equipment previously owned by R-Tec Machine Tool, Inc., while the Browand, LaMeire and Associates, and R-Tec Machine Tool, Inc. purchases were consummated using stock instruments. Total liabilities increased slightly year-to-year for the same periods from $772,539 to $915,655, an increase of 19% due primarily to long term notes payable to related parties.


Liquidity and Capital Resources


The Company has experienced a slowing of sales in the third and fourth quarters of 2001. The net results have been a reduction in work in process and corresponding accounts receivable. Therefore, funds generated from operations have been diminished and the Company has continued to expend efforts to seek additional capital funding. The liquidity ratio of 1.42 accurately represents short term funding but has been strengthened with the conversion of previous, short term debt to long term debt, rather than an increase in sales and corresponding increases in cash and cash equivalents accounts.

It is the expectation of management that the Company will need additional funds from paid in capital to augment cash flows from operations through subsequent quarters in 2002 for ongoing operating expenses. The Company requires approximately $225,000 monthly for operating expenses. Contributions from product sales reduce this amount needed, but currently are difficult to project due to instability in relational general economic indicators and variability in firm commitments for orders from R-Tec's existing customer base.

Sales from all product groups are expected to increase in 2002, but appear to be directly tied to overall economic performance in the technology sectors. Overall economic performance within the technology sectors is not a foreseeable event that the Company can predict with any degree of accuracy. However, an anticipated increase in sales will help offset needs for funding for operations. For capital expenditures, and in order to complete the construction of the GCI(TM) production facility and for any other short term capital expenditures, the Company will need additional paid in capital. The company anticipates that budgeted amounts of approximately $200,000 for capital expenditures in the first and second quarters of 2002 will need to come from additional paid in capital.

The Company maintains its financial partnership with the Olympus Group, which has committed previous financial support, and is involved in ongoing negotiations with said group for additional equity capital funding. Within the first quarter of 2002, the Company has receive additional paid in capital of approximately $523,400 through efforts by the Olympus Group. However, a decline in the Company's stock price during the third and fourth quarters of 2001, and the subsequent first quarter of 2002, has effectively increased the cost of capital through equity funding. The Company may determine to seek short term debt financing to provide additional capital resources. It would be the plan of management to replace these debt financings with equity financings at a point in time where an increase in the Company's stock price would represent a favorable transition. Although management is optimistic that it can, to the extent the Company is not able to acquire either equity or debt funding, management cannot guarantee that adequate funds will be available for ongoing operations.

Company Strategy

For the short term, management will focus on returning the Company to profitability by focusing resources to increase sales, by eliminating non-essential expenditures, and if necessary, reducing overhead costs including areas of payroll costs, and by focusing on increased product margins through reducing manufacturing costs and continued analysis by job and product groups to ensure maximized margins.

To ensure continued customer satisfaction and re-order sales, the Company will continue to pursue completion, as funding permits, of the GCI(TM) production facility. It is the anticipation of the Company that this production facility, upon completion and process stability will be the first step towards seeking ISO 9000 certification in the future. It is management's understanding that significant customers are requesting stabilization and certification in order to implement GCI(TM) products into their respective production environments. These implementations could represent substantial initial orders and re-orders to the Company.

Management is continuing, as funding allows, to research and develop additional products within its GCI(TM) Product group, especially for the consumer related sectors, which may represent a broader product sector than initial market penetration into the IC testing sector. Further testing and design modifications may also be undertaken on the IntorCorp motor technology as funding permits.

Ongoing Business Concern

The Company recognizes the unpredictability of general economic indicators, which directly influence sales, and the corresponding difficulty in predicting with a degree of accuracy, sales projections. Although current sales projections for R-Tec Corporation suggest an increment in revenues for 2002, and a return to profitability, the Company is not able to ensure that these projections will be reached. For the short term, the Company is aware that it will be dependent on additional paid in capital until such time as sales increase to provide adequate working capital to support operating expenses, work in process, and capital funding needs.

Income Taxes

The following reconciles the federal tax provisions with the expected provisions by applying statutory rates (34%) to income before income taxes as of December 31, 2001:


                                                     2001              2000
                                                ---------------  ---------------

   Provision at statutory rate                  $     (470,000)  $     (141,622)
   State income taxes, net of federal expense          (83,000)          (1,923)
   Effect of graduated rates                           (23,000)          10,376
   Effect of merger                                     40,000               --
   Change in valuation allowance                       536,000          121,265
   Other                                                    --             (989)
                                                      --------         ---------

   Income tax expense (benefit)                 $           --   $      (12,893)
                                                ==============   ===============

The net operating loss carry forward at December 31, 2001, for federal tax purposes of approximately $1,550,000 begins to expire in the year 2020.

Recently Issued Accounting Statements
-------------------------------------

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets". SFAS 141 requires business combinations to be accounted for by the purchase method starting July 1, 2001. Both the Browand, LaMeire, and Associates, Inc. and the R-Tec Machine Tool, Inc. acquisitions were accounted for in accordance with SFAS 141. SFAS 142 requires intangible assets to be amortized over their useful life if determinable. Intangible assets with indeterminable lives (such as goodwill) are no longer subject to amortization, rather they are subject to impairment by applying a fair-value-based test. SFAS 142 is generally effective for fiscal years beginning after December 15, 2001. However, the non amortization provisions regarding goodwill are effective immediately. Accordingly, goodwill acquired as a result of the Machine Tool acquisition on July 3, 2001, has not been amortized.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS 143 requires the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. SFAS 143 will be effective for years beginning after June 15, 2002, although earlier adoption is permitted.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144 slightly changes and clarifies the accounting for long-lived assets. SFAS 144 will be effective for years beginning after December 15, 2001, although earlier adoption is permitted. The Company believes that the adoption of these accounting standards will not have any material effect on the financial statements of the Company.

ITEM 7:  FINANCIAL STATEMENTS



                        Consolidated Financial Statements





                               R-TEC HOLDING, INC.
                                AND SUBSIDIARIES




                           December 31, 2001 and 2000

                               TABLE OF CONTENTS

                                                                       Page No.



INDEPENDENT AUDITORS' REPORT ..........................................     1

FINANCIAL STATEMENTS

  Consolidated Balance Sheet ..........................................     2

  Consolidated Statements of Operations ...............................     3

  Consolidated Statements of Cash Flows................................     4

  Consolidated Statements of Changes in Shareholders' Equity...........     5

  Notes to Consolidated Financial Statements ..........................     6

                          INDEPENDENT AUDITORS' REPORT


To the Shareholders and Board of Directors
R-Tec Holding, Inc. and Subsidiary
Boise, Idaho


We have audited the accompanying consolidated balance sheet of R-Tec Holding, Inc. and Subsidiary as of December 31, 2001, and the related consolidated statements of operations, cash flows, and changes in shareholders' equity for the years ended December 31, 2001 and 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with U.S. generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of R-Tec Holding, Inc. and Subsidiary as of December 31, 2001, and the results of their operations and their cash flows for the years ended December 31, 2001 and 2000, in conformity with U.S. generally accepted accounting principles.



/s/
Balukoff Lindstrom & Company, P.A.
Boise, Idaho
February 22, 2002

                       R-TEC HOLDING, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                December 31, 2001

                                                                                                         2001
                                                                                                    -------------
Current assets
     Cash                                                                                              $ 330,044
     Accounts receivable (net of $25,000 allowance
         for doubtful accounts)                                                                          150,848
     Costs and estimated earnings in excess
         of billings on uncompleted contracts                                                             52,027
     Income taxes receivable                                                                              15,295
     Prepaid expenses                                                                                      3,094
     Notes receivable, current portion                                                                     7,635
                                                                                                    -------------
                                                                    Total current assets                 558,943

Equipment and leasehold improvements, at cost,
     net of accumulated depreciation                                                                     628,957
Intangible assets, at cost, net of accumulated
     amortization                                                                                        320,228
Goodwill                                                                                                 201,218
Other assets, at cost, net of accumulated
     amortization                                                                                         44,075
Notes receivable, less current portion                                                                     7,475
                                                                                                    -------------
                                                                     Total assets                    $ 1,760,896
                                                                                                    =============

Current liabilities
     Accounts payable                                                                                  $ 204,808
     Accrued expenses                                                                                     28,491
     Leases payable, current portion                                                                      61,435
     Notes payable                                                                                       100,000
                                                                                                    -------------
                                                               Total current liabilities                 394,734

Accrued preferred dividends payable                                                                       95,116
Lease payable, less current portion                                                                       56,510
Notes payable to related parties, less current portion                                                   369,295
                                                                                                    -------------
                                                                       Total liabilities                 915,655

Shareholders' equity
     Series A cumulative convertible preferred stock, par value $0.23437 per share, 5,000,000 authorized, 2,781,564
         shares issued and outstanding                                                                   651,100
     Common stock, no par value per share,
         30,000,000 authorized, 19,009,205 shares
         issued and outstanding                                                                        2,132,755
     Additional paid-in capital                                                                          358,540
     Accumulated deficit                                                                              (2,297,154)
                                                                                                    -------------
                                                              Total shareholders' equity                 845,241
                                                                                                    -------------

                                                Total liabilities and shareholders' equity            $ 1,760,896
                                                                                                    =============


                             See accompanying notes

                       R-TEC HOLDING, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                December 31, 2001

                                                                                                2001                    2000
                                                                                             ----------              ---------

Revenues                                                                                    $2,209,826             $1,552,587

Operating costs                                                                              1,676,454              1,442,764
                                                                                             ----------              ---------

                                                                   Gross profit                533,372                109,823

Selling, general and administrative expenses                                                 1,881,400                492,537
Research and development                                                                         3,150                 22,710
                                                                                             ----------              ---------

                                                                 Operating loss             (1,351,178)              (405,424)

Interest expense                                                                               (38,303)               (13,189)
Interest income                                                                                  8,177                  2,080
                                                                                             ----------              ---------
                                                                                               (30,126)               (11,109)
                                                                                             ----------              ---------


Loss before income taxes                                                                    (1,381,304)              (416,533)
Income taxes expense (benefit)                                                                       -                (12,893)
                                                                                             ----------              ---------

                                                                       Net loss             (1,381,304)              (403,640)

Preferred stock dividends                                                                       58,599                 36,517
                                                                                             ----------              ---------

                       Net loss available to common shareholders                           $(1,439,903)            $(440,157)
                                                                                           ============            ===========

Net loss per common share                                                                      $ (0.08)               $ (0.03)
Weighted average shares outstanding                                                         17,761,069             17,114,174

                       R-TEC HOLDING, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Years Ended December 31, 2001 and 2000


                                                                                        2001                      2000
                                                                                   --------------             ------------
Cash flows from operating activities
     Net loss                                                                       $ (1,381,304)              $ (403,640)
     Adjustments to reconcile net loss to net
         cash used by operating activities
         Depreciation and amortization                                                   153,903                   30,275
         Options issued for consulting services                                          251,101                        -
         Common stock issued for services                                                 18,876                    7,447
         Common stock bonuses                                                                  -                   16,555
         Changes in assets and liabilities
             Accounts receivable                                                         360,676                 (406,044)
             Income taxes receivable                                                           -                  (15,295)
             Costs and estimated earnings in excess
               of billings on uncompleted contracts                                      150,503                 (139,325)
             Prepaid expenses                                                                  -                      236
             Accounts payable                                                             41,961                  246,303
             Accrued expenses                                                            (73,670)                  47,261
             Billings in excess of costs and estimated
               earnings on uncompleted contracts                                         (94,663)                  68,685
             Income taxes payable                                                              -                  (12,401)
                                                                                       ----------                ---------
                  Net cash used by operating activities                                 (572,617)                (559,943)


Cash flows from investing activities
     Purchase of equipment and other assets                                             (456,830)                 (58,629)

Cash flows from financing activities
     Collections on loans                                                                  6,140                    5,886
     Notes payable - related parties                                                           -                   65,000
     Proceeds from preferred stock                                                             -                  651,100
     Proceeds from common stock                                                        1,112,634                   35,000
     Net borrowings on line of credit                                                          -                  (64,000)
     Proceeds from notes payable                                                         200,000                        -
     Payments on debt                                                                    (35,917)                  (1,389)
                                                                                       ----------                ---------
                   Net cash provided by financing activities                           1,282,857                  691,597
                                                                                       ----------                ---------

                   Net increase in cash                                                  253,410                   73,025
Beginning cash                                                                            76,634                    3,609
                                                                                       ----------                ---------

                   Ending cash                                                      $    330,044               $   76,634
                                                                                       ==========                =========


Supplemental disclosures of cash flow information
     Interest paid                                                                  $     31,262               $    2,632
     Noncash investing and financing activities
      Dividend paid through investment distribution                                 $          -               $   57,631
      Preferred stock dividends payable                                             $     58,599               $   36,517
      Sale of equipment with debt assumption                                        $          -               $  138,675
      Stock redemption with debt issuance                                           $          -               $  100,000
      Notes payable to related party converted to common stock                      $     65,000               $        -
      Accrued expenses converted to notes payable                                   $    169,295               $        -
      Accrued expenses converted to common stock                                    $     18,876               $        -
      Acquisition of assets, net of liabilities of $113,806
          with common stock                                                         $    557,442               $        -

                             See accompanying notes

                       R-TEC HOLDING, INC. AND SUBSIDIARY
        CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY Years
                        Ended December 31, 2001 and 2000

                                                                                                        Accumulated
                                                                                          Additional       Other
                                                Common       Preferred     Accumulated      Paid-in      Comprehen-
                                                 Stock         Stock        Deficit         Capital      sive Income       Total
                                               ----------     --------     -----------      --------     ----------     -----------
   Balance at December 31, 1999                $  221,729     $   --       $  (417,094)     $107,439     $     --       $   (87,926)

Net loss                                             --           --          (403,640)         --             --          (403,640)
Dividends                                            --           --           (36,517)         --             --           (36,517)
Common stock issuances                             59,002         --              --            --             --            59,002
Preferred stock issuances                            --        651,100            --            --             --           651,100
                                               ----------     --------     -----------      --------     ----------     -----------

    Balance at December 31, 2000                  280,731      651,100        (857,251)      107,439           --           182,019

Net loss                                             --           --        (1,381,304)         --             --        (1,381,304)
Dividends                                            --           --           (58,599)         --             --           (58,599)
Common stock issuances                          1,852,024         --              --            --        1,852,024
Non employee stock options                           --           --              --         251,101           --           251,101
                                               ----------     --------     -----------      --------     ----------     -----------

    Balance at December 31, 2001               $2,132,755     $651,100     $(2,297,154)     $358,540     $     --       $   845,241
                                               ==========     ========     ===========      ========     ==========     ===========

                             See accompanying notes

                      R-TEC HOLDING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000


NOTE A - SIGNIFICANT ACCOUNTING POLICIES

Company Operations

R-Tec Holding, Inc., (the Company), is a system integrator, designer, and manufacturer of automation and manufacturing equipment, primarily to the high-tech industry.

Entity

The Company has been in existence, in various forms, since 1995. In 1999 the Company completed a reverse merger with R-Tec Corporation (R-Tec). After the merger, R-Tec became a wholly owned subsidiary of the Company. In 2000, the Company created another subsidiary, R-Tec Interconnect (Interconnect). Interconnect was merged into R-Tec during 2001.

As more fully described in Note S, the Company had two acquisitions during 2001. The first resulted in the Company merging R-Tec Machine Tool (Machine Tool) into R-Tec effective June 3, 2001. The second resulted in the Company acquiring certain assets of Browand, LaMeire & Associates (Browand) effective July 17, 2001. Both acquisitions were completed by issuing common stock of the Company.

Principles of Consolidation

The consolidated financial statements include the accounts of R-Tec Holding, Inc. and subsidiary, after elimination of significant intercompany items and transactions.

Method of Accounting

The Company reports on the accrual basis of accounting for financial purposes. Long-term construction contracts are reported using the percentage-of-completion method of revenue recognition. Under the percentage-of-completion method, earnings are recognized based on the ratio of costs incurred to total estimated costs. Costs include direct materials, direct labor, subcontractors and job related overhead. Assets and liabilities relating to the "costs and estimated earnings in excess of billings on uncompleted contracts" and "billings in excess of costs and estimated earnings on uncompleted contracts" are recorded as current assets and current liabilities on the balance sheet as they will be liquidated in the normal course of contract completion.

Revisions in cost and profit estimates during the course of the work are reflected in the accounting period in which the facts requiring revision become known. The entire amount of an estimated ultimate loss is accrued at the time such a loss becomes known.

                      R-TEC HOLDING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000



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

Intangible Assets and Goodwill

Intangible asset additions are recorded at cost. Intangible assets consist of purchased goodwill and purchased customer lists. Amortization on customer lists is recorded by use of the straight-line method over the four-year estimated useful life. Goodwill was acquired subsequent to June 30, 2001, and is not amortized.

Investment in IntorCorp

R-Tec has a 50% ownership interest in IntorCorp. IntorCorp has had no operations since its formation in 1998. The only assets of IntorCorp are in-process research and development technology, which have no value to report in the balance sheet as of December 31, 2001. The technology acquired relates to 5 HP motor technologies, which have not been fully developed and does not currently have alternative future uses.

                      R-TEC HOLDING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000



Significant Customers and Suppliers

The Company recorded revenue from services provided to customers that exceeded 10 percent of total revenue as follows:


                                         2001                        2000
                                    ---------------            -------------

     Company A                      $       305,756           $         --
     Company B                              382,658                 699,369
     Company C                              670,670                 280,546
                                     ---------------           -------------

                                    $     1,359,084           $     979,915
                                     ===============           =============

The Company has no vendors that supplied 10% or more of Company purchases, however; the Company does contract with Browand to provide marketing services. Amounts paid to this entity in 2001 and 2000 were $36,317 and $221,450, respectively. During 2001, the Company acquired the customer lists and employees of Browand.

Income Taxes

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due or recoverable and deferred taxes related primarily to differences between the bases of assets and liabilities for financial and income tax reporting.

Value of Financial Instruments

The Company has a number of financial instruments. The Company estimates that the fair value of all financial instruments, at December 31, 2001, do not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

Estimates

Management uses estimates and assumptions in preparing financial statements. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and reported revenues and expenses. Significant estimates used in preparing these financial statements include those assumed in determining the collectibility of receivables, computing profit percentages under the percentage-of-completion revenue recognition method,

                      R-TEC HOLDING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000



determining the allocation of purchase price on acquisitions, and determining the future revenues and expenses for the purpose of evaluating going concern and impairment on intangible assets. It is at least reasonably possible that the significant estimates used will change within the next year.

Earnings Per Share

Earnings per share are computed by dividing net income applicable to common shareholders by the weighted average number of shares outstanding.

Recently Issued Accounting Statements

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets". SFAS 141 requires business combinations to be accounted for by the purchase method starting July 1, 2001. Both the Browand and the Machine Tool acquisitions were accounted for in accordance with SFAS 141.

SFAS 142 requires intangible assets to be amortized over their useful life if determinable. Intangible assets with indeterminable lives (such as goodwill) are no longer subject to amortization, rather they are subject to impairment by applying a fair-value-based test. SFAS 142 is generally effective for fiscal years beginning after December 15, 2001. However, the nonamortization provisions regarding goodwill are effective immediately. Accordingly, goodwill acquired as a result of the Machine Tool acquisition on July 3, 2001, has not been amortized.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS 143 requires the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. SFAS 143 will be effective for years beginning after June 15, 2002, although earlier adoption is permitted.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144 slightly changes and clarifies the accounting for long-lived assets. SFAS 144 will be effective for years beginning after December 15, 2001, although earlier adoption is permitted.

The Company believes that the adoption of these accounting standards will not have any material effect on the financial statements of the Company.

                      R-TEC HOLDING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000


NOTE B - UNCOMPLETED CONTRACTS

Costs, estimated earnings and billings on uncompleted contracts consist of:

                                                                     2001

    Costs incurred on uncompleted contracts                    $         35,529
    Estimated earnings                                                   16,498
                                                               ----------------
                                                                         52,027
    Billings to date                                                         --
                                                               ----------------
                                                               $         52,027
                                                               ================

                                                                      2001
    Balance sheet captions are:
      Costs and estimated earnings in excess of
         billings on uncompleted contracts                     $         52,027

      Billings in excess of costs and estimated
         earnings on uncompleted contracts                                   --
                                                               ----------------

                                                               $         52,027
                                                               ================


NOTE C - EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements consist of:

                                                                      2001

     Equipment                                                 $        643,653
     Vehicles                                                            33,804
     Leasehold improvements                                              45,720
     Office equipment and furnishings                                    64,681
                                                               ----------------
                                                                        787,858
     Accumulated depreciation and amortization                         (158,901)
                                                               ----------------

                                                               $        628,957
                                                               ================

The estimated useful lives of equipment is five to seven years. The leasehold improvements are amortized over the life of the lease.

                      R-TEC HOLDING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000



NOTE D - INTANGIBLE ASSETS

Intangible assets consist of:

                                                                       2001
                                                               ----------------

     Customer list                                            $        365,975
     Accumulated amortization                                          (45,747)
                                                               ----------------

                                                              $        320,228
                                                               ================
The estimated useful life of customer
lists is four years.

NOTE E - OTHER ASSETS

Other assets consist of:

                                                                       2001
                                                               ----------------

     Software                                                  $         74,421
     Accumulated amortization                                           (30,346)
                                                               ----------------

                                                               $         44,075
                                                               ================

The estimated useful life of software is three years.

NOTE F - NOTES PAYABLE TO RELATED PARTIES

Notes payable to related parties consist of:

   Note payable to Doug Hastings, payable in monthly
   interest only payments at 10%, until maturity in
   February 2005, unsecured.                                   $         50,000

   Note payable to Gary Clayton, payable in monthly
   interest only payments at 10%, until maturity in
   February 2005, unsecured.                                             50,000

   Note payable to Glen Clayton, interest at 9%, payable in full with interest in September

                      R-TEC HOLDING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000




2004, unsecured.                                                        100,000

Note payable to Browand, payable in monthly
interest only payments at 8%, until maturity in
March 2003, unsecured.                                                  169,295
                                                               ----------------

                                                               $        369,295
                                                               ================

Maturities in future years are:

         2002                                                  $              -
         2003                                                           169,295
         2004                                                           100,000
         2005                                                           100,000
                                                               ----------------

                                                               $        369,295
                                                               ================

NOTE G - CAPITAL LEASE PAYABLE

The Company leases equipment under capital leases as follows:

                                                                     2001
                                                               ----------------
   Capitalized cost                                            $        176,358
   Accumulated amortization                                              30,582
   Amortization expense, included in depreciation expense                27,129

Future minimum lease payments due as of December 31, 2001 under the capital lease agreements are as follows:

            2002                                               $         70,236
            2003                                                         48,893
            2004                                                         10,380
                                                               ----------------
            Total minimum lease payments                                129,509

            Less amount representing interest                            11,564
                                                               ----------------

            Present value of minimum lease payments                     117,945

            Less current portion                                         61,435
                                                               ----------------

                      R-TEC HOLDING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000



            Long-term portion                                  $         56,510
                                                               ================
NOTE H - LEASES

The Company leases its office and manufacturing space from a related party, H2C2. H2C2 is owned by Doug and Rena Hastings and Gary and Patricia Clayton. The lease term expires in December 2004, but may be extended, subject to cost of living increases, for a five-year term at the option of the Company. Doug Hastings and Gary Clayton are Executive Officers of the Company.

The Company has entered into a five-year lease agreement for office space in another state. The lease expires January 2006, with annual 3% increases in rent.

Future minimum payments under operating lease agreements at December 31, 2001 are:

         2002                                                  $         51,240
         2003                                                            69,185
         2005                                                            65,324
         2005                                                            17,828
                                                               ----------------

                                                               $        272,272

Rent expense for 2001 and 2000 was $54,620 and $31,462, respectively.

NOTE I - PENSION PLANS

The Company has a SIMPLE Pension Plan covering all employees who are at least 21 years of age, worked at the Company for a minimum of 2 years and made at least $2,000 in each of the previous two-year periods. The Plan allows the employee to make elective deferrals up to a maximum of $6,000. The Company is required to make matching contributions of up to 3% of employee wages or $6,000. During the years ended December 31, 2001 and 2000, the Company recorded $12,173 and $6,919 respectively, in contributions.

NOTE J - INCOME TAXES

Income taxes are provided for temporary differences between financial and tax basis income. The components of net deferred taxes are as follows at December 31 using a combined deferred tax rate of 40%:

                      R-TEC HOLDING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000



                                                                      2001

Deferred tax asset from:
     Net operating loss carryforward                           $      619,000
     Stock options                                                    100,000
     Bad debt reserve                                                  10,000
                                                               --------------
                                                                      729,000
Deferred tax liability from:
     Fixed assets                                                     (58,000)
Valuation allowance                                                  (671,000)
                                                               ---------------

Net deferred tax                                               $            --
                                                               ===============

The components of income tax expense
 at December 31, are:
                                                   2001              2000
                                            -------------      ----------------
Current
   Federal                                  $         --       $        (9,980)
   State                                              --                (2,913)
                                            --------------     ----------------
                                                      --               (12,893)
Deferred
   Federal                                            --                     --
   State                                              --                     --
                                            --------------        -------------
                                                      --                     --
                                            --------------        -------------
                                            $         --       $       (12,893)
                                            ==============     ===============

The following reconciles the federal tax provisions with the expected provisions by applying statutory rates (34%) to income before income taxes as of December 31, 2001:

                                                  2001              2000
                                            --------------      -------------

   Provision at statutory rate              $     (470,000)      $    (141,622)
   State income taxes, net of
    federal expense                                (83,000)             (1,923)
   Effect of graduated rates                       (23,000)             10,376
   Effect of merger                                 40,000                  --
   Change in valuation allowance                   536,000             121,265
   Other                                                --                (989)
                                               ------------          ---------

   Income tax expense (benefit)             $           --       $     (12,893)
                                             ==============       =============

The net operating loss carry forward at December 31, 2001, for federal tax purposes of

                      R-TEC HOLDING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000



approximately $1,550,000 begins to expire in the year 2020.

NOTE K - RELATED PARTY TRANSACTIONS

The Company conducts business with other entities affiliated through common ownership or control.

As described in Note G, the Company leases office and manufacturing space from H2C2. Amounts paid during 2001 and 2000 for rent were $42,908 and $31,462. The Company also pays H2C2 for utilities, which amounted to $8,169 and $3,968 for 2001 and 2000, respectively.

The Company occasionally provides loans to affiliated entities. The notes are unsecured. As of December 31, 2001, H2C2 owed the Company $15,110 on a note receivable.

Interest expense on related party notes payable was $23,258 and $18,000 for 2001 and 2000, respectively.

The Company has machine tooling performed by Machine Tool, which was owned 25% each by Doug Hastings and Gary Clayton. Purchases from Machine Tool for 2001 and 2000 were $143,434 and $155,100, respectively. During 2001, the Company acquired Machine Tool through a merger.

Shareholders of the Company provide legal and accounting services to the Company. The following amounts were expended:

                                                   2001               2000
                                              --------------     -------------

         John Hansen, attorney               $        5,290     $       4,424
         Robert Montgomery, attorney                 32,364             2,940
         David Stewart, accountant                   15,304            11,371

NOTE L -EMPLOYMENT AGREEMENTS

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

                      R-TEC HOLDING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000



In 2001, the Company entered into five-year employment agreements with Jeanette LaMeire and Bill Browand. The agreements provide for minimum base salaries of $70,000 to each of them with increases and bonuses in relationship to Company profits.

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

NOTE O - CONCENTRATIONS OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash in checking and savings and trade accounts receivable. At December 31, 2001, $58,227 was insured by the Federal Deposit Insurance Corporation. At December 31, 2001 the Company had a $333,373 balance in a Wells Fargo Bank Treasury Plus MMF account which was not insured by the Federal Deposit Insurance Corporation. Accounts receivable can generally be protected against loss by filing under the applicable Federal Uniform Commercial Code laws and

                      R-TEC HOLDING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000



filing laws of the State of Idaho.

NOTE P - GOING CONCERN CONTINGENCY

The Company incurred operating losses during 2001 and 2000 of approximately $1,381,000 and $404,000, respectively. This creates an uncertainty regarding the Company's ability to continue as a going concern. The operating losses were largely the result of increased general and administrative expenses as the result of the growing structure of the Company as well as costs incurred to issue options. The Company's ability to continue as a going concern is primarily dependent upon three factors: increased sales, maximizing contract profits, and obtaining investor contributions. Management expects sales to increase during 2002 and expects the profitability on contracts to increase. Subsequent to December 31, 2001, the Company has issued $523,400 of Common Stock related to the Subscription and Stock Purchase Agreement discussed in the following footnote.

NOTE Q - SUBSEQUENT EVENT

On January 3, 2002, the Company Board of Directors authorized the Company to enter into a Subscription and Stock Purchase Agreement with various accredited investors for the sale of up to 1.7 million restricted shares of common stock at $.50 per share. The purchase of the shares also includes the receipt of an option with a strike price of $.50. The option cannot be exercised for a period of six months and expires at the end of two years.

NOTE R - STOCK OPTION PLAN

Effective December 12, 2000, the Board of Directors of Company adopted a stock option plan which allows for the grant of options for up to 2,000,000 shares of the Company's Common Stock to officers, directors or key employees of the Company, consultants of the Company or employees of companies that do business with the Company. The plan allows for granting incentive stock options to employees and non-qualified stock options to all other parties. The plan provides for the options to be granted on incentive stock options at a price equal to the market price of the stock and at a price of not less than 85% of the market price of the stock for non-qualified stock options. The plan further allows for the option period to not exceed five years for the incentive stock options and not to exceed ten years for the non-qualified stock options. A schedule of the options is as follows:

                      R-TEC HOLDING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000


                                           Number of             Exercise price
                                           Options                Per Share
                                        ----------------         --------------

Outstanding at December 31, 2000                  60,000     $             1.00
   Granted                                     1,462,100            .50 to 1.00
   Exercised                                          --                     --
   Expired                                            --                     --
                                        ----------------         --------------

Outstanding at December 31, 2001               1,522,100     $      .50 to 1.00
                                        ================     ==================

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards (FAS) No. 123, which establishes financial accounting and reporting standards for stock-based employee compensation. This standard defines a fair value method of accounting for an employee stock option or similar equity instrument. This statement gives entities the choice between adopting the fair value method or continuing to use the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25 with footnote disclosures of the pro forma effects if the fair value method had been adopted. The Company has opted for the latter approach for incentive employee stock options. However, FAS No. 123 requires the use of a fair value method of accounting for stock options issued to non-employees.

During 2001, 441,200 stock options were issued to key employees and 1,100,000 stock options were issued to an outside consulting firm of the Company in consideration for contracting to raise additional capital through qualified private offerings of the Company's common stock. Approximately $250,000 of expense was recognized for the 1,100,000 stock options issued to the non-employee outside consulting firm in accordance with FAS No. 123. Had compensation expense for the Company's issuances to employees under its stock option plan been determined based on the fair value at the grant date for awards in 2001 and 2000 consistent with the provisions of FAS No. 123, the Company's results of operations would have been reduced to the pro forma amounts indicated below:

                                                       December 31,
                                             ----------------------------------
                                                  2001                2000
                                             ----------------     -------------

Net loss available to common - as reported   $    (1,439,903)     $    (403,640)
Net loss available to common - pro forma     $    (1,487,094)     $    (418,640)
Common loss per share - as reported          $          (.08)     $        (.03)
Common loss per share - pro forma            $          (.08)     $        (.03)

The fair value of each option grant is estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                      R-TEC HOLDING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000


Weighted average:
  Risk-free interest rate                         5.5%
  Expected life                                   4 years
  Expected volatility                             156%
  Expected dividends                              None

The weighted average fair value of options granted during 2001 and 2000 were $.70 and $1.00, respectively.

The following table summarized information about fixed stock options outstanding at December 31, 2001.

                    Options Outstanding                                              Options Exercisable
                                           Weighted
                                           Average
                                           Remaining                   Weighted                          Weighted
      Range of                            Contractual                  Average                          Average
      Exercise       Number                  Life                      Exercise        Number            Exercise
       Prices        Outstanding            (Years)                     Price          Exercisable        Price
     ----------      ---------------    -------------------         ----------       -----------      ----------
     $.50 to $1.00   1,522,100                4                         $.70             60,000       $    1.00

NOTE S - ACQUISITIONS

On July 3, 2001, the Company acquired R-Tec Machine Tool, Inc. (Machine Tool), an Idaho corporation, pursuant to a Share Exchange and Reorganization Agreement by and between the Company and the four individual shareholders of Machine Tool.

Under the terms of the Agreement, the parties agreed to be bound by and accept the fair market value placed on Machine Tool obtained from an independent business appraisal. Consideration for the acquisition was 291,248 shares of the common stock of the Company valued at $1.00 per share, which the parties agree and acknowledge was the fair market value of the Company's shares as of the date of the Agreement. Common stock issuances during the period prior to the acquisition provided the basis for the $1.00 per share valuation. The Company exchanged 291,248 shares of common stock for all of the outstanding shares of stock of Machine Tool. Machine Tool was owned by 50% by Doug Hastings and Gary Clayton. Two other shareholders owned the remaining 50%. Machine Tool had been providing substantially all of the machine tooling necessary to complete custom automation work for the Company. The Company determined it could reduce costs and decrease the time requirement for machine tooling if Machine Tool was acquired. In addition, Machine Tool operates in space adjoining to the Company.

                      R-TEC HOLDING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000



Significant assets acquired and liabilities assumed were as follows:

     Cash                                            $      15,734
     Equipment                                             188,102
     Goodwill                                              201,218
     Notes payable assumed                                (113,806)
                                                     -------------

                                                     $     291,248
                                                     =============

Goodwill is all reported at the entity level as the Company has only a single segment at December 31, 2001. Goodwill is not amortizable for income tax purposes.

On July 17, 2001, the Company acquired certain assets from Browand, LaMeire & Associates, Inc. (Browand), an Oregon corporation, pursuant to an Asset Purchase Agreement by and between the Company and Browand and its two shareholders, Bill Browand and Jeanette LaMeire.

Under the terms of the Agreement, the Company acquired certain assets, which include the customer list and industry contacts, certain items of office equipment and inventory. Substantially, all of the purchase price related to the customer list and industry contacts. Consideration for the acquisition was 380,000 shares of the common stock of the Company valued at $1.00 per share, which the parties agree and acknowledge was the fair market value of the Company's shares as of the date of the Agreement. Common stock issuances during the period prior to the acquisition provided the basis for the $1.00 per share valuation.

Browand had previously provided for substantially all of the Company's selling activities. The Company determined by bringing these resources into the Company they could focus the sales efforts on specific Company products and reduce costs.

Significant assets acquired and liabilities assumed were as follows:

     Equipment                                       $      12,025
     Customer lists                                        365,975
     Other                                                   2,000
                                                     -------------
                                                     $     380,000
                                                     =============

Based on the industry in which the Company operates and the rapidly changing technology and customers, the Company determined the estimated useful life of the customer lists was four years.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH INDEPENDENT
         ACCOUNTANTS ON ACCOUNTING, AND FINANCIAL DISCLOSURE.

None


                                    PART III


ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
         PERSONS.

         9.1     Directors and Officers.


     Name                Age      Position                        Date Appointed

Douglas G. Hastings      44       Director, President/CEO         Nov.3, 1999
Gary A. Clayton          44       Director, VP Engineering        Nov.3, 1999
Rulon L. Tolman          51       Director, VP Investor Rel.      Original
David R. Stewart         48       Director                        Nov.3, 1999
Robert C. Montgomery     54       Secretary                       Nov. 3, 1999
Michael T. Montgomery    45       Treasurer, CFO, VP Finance      March 1, 2001
William E. Browand       52       Director, VP Sales              Sept 1, 2001
Jeanette LaMeire         48       VP Marketing                    Oct 9, 2001

The directors of the Company are elected to serve until the next annual shareholder's meeting or until their respective successors are elected and qualified. Officers hold office until removal by the Board of Directors. There are no arrangements or understandings among the Officers and Directors pursuant to which any of them were elected as Officers and Directors except for the following. When the Company was formed, shareholders Douglas G.

Hastings, Gary A. Clayton, Rulon L. Tolman, Ronald J. Tolman, L. William Glazier, Robert C. Montgomery, George W. Wadsworth and Keith Cline, entered into a voting agreement under which Hastings and Clayton have the right to nominate 3 of the 5 directors and the other named shareholders have the right to nominate 2 of the 5 directors. The combined ownership, which controls a voting percentage of approximately 65%, would then be voted as a block for the nominated directors. The voting agreement is effective for 5 years from August 11, 1999.

Family Relationships: Douglas G. Hastings is married to Rena Clayton Hastings, a sister of Gary A. Clayton. Robert C. Montgomery and Michael T. Montgomery are brothers.

Business Experience of Officers and Directors:

Douglas G. Hastings, Meridian, Idaho, is currently serving as President and CEO of the Company. He received a Micro M.B.A. in May of 1999, and received special training in Robotics, Machine Vision and software controls. Prior to starting R-Tec Corporation in 1995, Mr. Hastings was employed by Hewlett Packard from 1981 to 1995 specializing in electrical and mechanical tool design and controls.

Gary A. Clayton, Meridian, Idaho, is currently serving as Vice President of Engineering for the Company. He received a BS degree in Mechanical Engineering from BYU in 1983. He received training in Robotics and Industrial Controls in 1987 (with honors), and a Masters Degree in Mechanical Engineering in 1993 from the University of Utah. Prior to 1995 (when he helped start R-Tec Corporation), Mr. Clayton was the Engineering Manager for Lynn Industries of Boise, Idaho for a year, and prior thereto was Project Engineer at Thiokol Corporation in Brigham City, Utah, for design, implementation and project management of HVAC system, process equipment, CNC type machine tools, and plant automation.

Rulon L. Tolman, Boise, Idaho, is currently serving as Vice President of Public Relations for the Company. Mr. Tolman was employed with Mutual of New York from 1978 through 2000 in various capacities including Account Executive, Field Underwriter and Sales Manager. Previously Mr. Tolman was a Production Supervisor with Boise Cascade Container Division managing 80 employees.

David R. Stewart, Boise, Idaho, is a Certified Public Accountant with Stewart & Associates, P.A. with more than 20 years experience. He has been President of the accounting firm for the past 6 years. He obtained his BS degree in Accounting in 1979 from the University of Utah.

William E. Browand, Boise, Idaho, is currently serving as Vice President of Sales for the Company. Mr. Browand was appointed to the board July 17, 2001, by unanimous consent of the remaining directors to fill the position left by the resignation effective July 1, 2001, of John R. Hansen, Jr. Mr. Browand obtained a BSEE degree (Batchelor of Science in Electrical Engineering) from Penn State University in 1979. Since that time he has worked in the high tech industry including positions with Texas Instruments and Floating Point Systems, as a test engineer and project manager. In 1990 he was one of the principals who started

Browand, LaMeire & Associates, Inc., a sales representative firm specializing in the marketing and sale of test interface devices to the high tech industry. He has been the Vice President of Sales of Browand, LaMeire & Associates since its inception and through the years has developed extensive contacts in the high tech industry.

Michael T. Montgomery, is presently CFO, Vice President of Finance and Treasurer of the Company. He received a Bachelor of Arts Degree in Finance, with composite minors in Accounting & Economics, from Brigham Young University in 1981. He completed the MBA program at Boise State University in 1986. Prior to his employment with the Company, he was involved in production management for 15 years, financial management 12 years and 1 year international business management and government negotiations.

Jeanette LaMeire, is presently Vice President of Marketing of the Company. In 1990 she was one of the principals who started Browand, LaMeire & Associates, Inc., a sales representative firm specializing in the marketing and sale of test interface devices to the high tech industry. She has been President of Browand, LaMeire & Associates since its inception and as such has had responsibility for all aspects of finance and business development.

Robert C. Montgomery, is presently Secretary and General Counsel of the Company. He received his JD Degree from the University of Idaho in 1974 and is admitted to practice law in the states of Idaho, Oregon and Washington. He has served as legal counsel to both private and nonprofit corporations. He was a former adjunct professor of Business Law and Ethics at Boise State University, and has practiced law in Idaho since 1974.

9.5      Compliance with Section 16(a) of the Exchange Act:

Section 16 of the Securities Exchange Act of 1934 ("Section 16") requires that reports of beneficial ownership of common stock and preferred stock and changes in such ownership be filed with the Securities and Exchange Commission by
Section 16 "reporting persons" including directors, certain officers, holders of more than 10% of the outstanding common stock or preferred stock, and certain trusts of which reporting persons are trustees. The Company is required to disclose each reporting person whom it knows has failed to file any required reports under Section 16 on a timely basis. Based solely upon a review of copies of Section 16 reports furnished to the Company for the year ended December 31, 2001, the Company finds the following information is appropriately disclosed:
None of the officers, directors and 10% shareholders (all 10% holders are officers and directors) filed Form 3 for calendar year 2000, but did file a Form 5 with respects to calendar year 2000, concerning stock acquired prior to July, 2001, the starting date for the Company's stock being quoted on the NASDAQ over-the-counter Bulletin Board. None of the new officers and directors appointed during the year filed a Form 3 during calendar year 2001 and none of the officers, directors and 10% shareholders filed Form 4 for calendar year 2001. However, all of the officers, directors and 10% shareholders filed a Form 5 on or before February 14, 2002, respecting transactions occurring during calendar year 2001. Douglas G. Hastings should have filed a Form 4, but did not, with respect to 3 stock acquisitions and 2 transactions involving gifting of shares during calendar year 2001. He did file a Form 5 reporting these transactions. Gary A. Clayton should have filed a Form 4, but did not, with respect to 3 stock acquisitions and 2 transactions involving gifting of shares during calendar year 2001. He did file a Form 5 reporting these transactions. Rulon L. Tolman should have filed a Form 4, but did not, with respect to 2 stock acquisitions and 1transaction involving gifting of shares during calendar year 2001. He did file a Form 5 reporting these transactions. David R. Stewart should have filed a Form 4, but did not, with respect to 1 stock acquisition during calendar year 2001. He did file a Form 5 reporting this transaction. William E. Browand should have filed a Form 4, but did not, with respect to 2 stock acquisitions during calendar year 2001. He did file a Form 5 reporting these transactions. Jeanette LaMeire should have filed a Form 4, but did not, with respect to 2 stock acquisitions during calendar year 2001. She did file a Form 5 reporting these transactions. Michael T. Montgomery should have filed a Form 4, but did not, with respect to 1 stock acquisition during calendar year 2001. He did file a Form 5 reporting this transaction. Robert C. Montgomery should have filed a Form 4, but did not, with respect to 1 stock acquisition during calendar year 2001. He did file a Form 5 reporting this transaction.


9.6      Resumes of Management and Key Consultants of IntorCorp Inc.


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

Wayne Stewart is 54 years of age, is a graduate of Brigham Young University and attended graduate school at Purdue. From 1983 to 1995 he was the Manufacturing Manager for the disk memory division of Hewlett Packard, located in Boise, Idaho. From 1995 to 1997 he was VP over world manufacturing for Whirlpool, and in 1997 he accepted the position of VP of operations at Iomega.

ITEM 10.  EXECUTIVE COMPENSATION.

The 2001 salary and stock remuneration paid to the officers and directors and other benefits received by each of them are set forth below:

R-Tec Corporation paid executive compensation for the years ended December 31, 2000 and 2001 to the following:

Douglas G. Hastings, President.          Year 1999         $53,175
                                         Year 2000         $78,912
                                         Year 2001         $86,058

On July 1, 2001, the Company granted to the following officers options to purchase 50,000 shares each of common stock at $1.00 per share, exercisable 1 year from date of grant: Douglas G. Hastings, Gary A. Clayton, Rulon L. Tolman, Michael T. Montgomery, William E. Browand, and Jeanette LaMeire.

No other executive compensation or forms of compensation, short or long term apply and are required to be disclosed as required by Reg. S-B 228.402 (Item
402).


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

The following table sets forth information regarding the shares of Common Stock and Preferred Stock of the Company that is convertible into common stock, which is presently held beneficially by (i) each director and executive officer of the Company, (ii) all officers and directors as a group, and (iii) each person known by the Company to beneficially own 5% or more of the outstanding shares of the Company's common and preferred stock. Share ownership and subscriptions are reflected as of December 31, 2001.

Name and Address              Amount & Nature
of Beneficial Owner            of Benef. Owner                   Percent
                              Common - Preferred            Common - Preferred
--------------------------------------------------------------------------------

a.  MORE THAN FIVE PERCENT SHAREHOLDERS

L. William Glazier (11)            250,000  569,345          1.32%    20.47%
     121 Tyson Dr.
     Cottage Grove, OR 97424

Ronald J. Tolman   (11)            694,340  600,427          3.66%    21.59%
     2326 Bruins Avenue
     Boise, Idaho 83704


b.  DIRECTORS AND EXECUTIVE OFFICERS

Gary A. Clayton (1)(2)(3)            4,110,659   -0-        22.64%      -0-%
     1471 E. Commercial Ave
     Meridian, Idaho 83642

Douglas G. Hastings (1)(2)(4)        4,110,657   -0-        22.64%      -0-%
     1471 E. Commercial Ave
     Meridian, Idaho 83642

Rulon L. Tolman (1)(2)(5)             959,250 532,478       5.51%      19.14%

     7213 Potomac Drive
     Boise, Idaho 83704

David R. Stewart (2)(6)                88,490      -0-       0.46%       -0-%
     9486 Fairview Ave
     Boise, Idaho

Michael T. Montgomery (1)(7)           65,000      -0-       0.34%       -0-%
         3072 Maywood Ave.
         Boise, Idaho 83704

William E. Browand  (1)(2)(8)         430,000*     -0-       2.27%       -0-%
         C/O R-Tec Holding, Inc.
         1471 E. Commercial Ave.
         Meridian, Idaho 83642

Jeanette LaMeire  (1)(9)              430,000*     -0-       2.27%       -0-%
         C/O R-Tec Holding, Inc.
         1471 E. Commercial Ave.
         Meridian, Idaho 83642

Robert C. Montgomery (1)(10)          239,876  149,506       1.35%      5.38%
         2160 S. Twin Rapid Way
         Boise, Idaho 83709

All Officers and Directors
as a Group (7 persons)              11378272*  1,851,756     55.49%    86.82%

*380,000 of the total shares listed as beneficially owned by William E. Browand and Jeanette LaMeire are the same shares and are not counted twice for this calculation. Please refer to notes 8 & 9 for the explanation.

Total Shares Issued and Outstanding as of 12/31/01 include:

                                    Common  19,009,205 Preferred  2,781,564

     (1)  These individuals are the executive officers of the Company.

     (2)  These individuals are the directors of the Company.

     (3) The beneficial ownership of Gary A. Clayton includes 50,000 options by grant.

     (4) The beneficial ownership of Douglas G. Hastings includes 50,000 options by grant.

     (5) The beneficial ownership of Rulon L. Tolman includes 65,000 options by grant.

     (6) The beneficial ownership of David R. Stewart includes 22,500 options by grant.

     (7) The beneficial ownership of Michael T. Montgomery includes 50,000 options by grant.

     (8) The beneficial ownership of William E. Browand includes 50,000 options by grant and 380,000 shares of the Company's common stock issued to Browand, LaMeire & Associates, Inc., a corporation of which Mr. Browand and Jeanette LaMeire are each 50% shareholders. The shares were issued pursuant to the terms of an asset purchase agreement between the Company and Browand, LaMeire and Associates.

     (9) The beneficial ownership of Jeanette LaMeire includes 50,000 options by grant and the same 380,000 shares of the Company's common stock issued to Browand, LaMeire & Associates, Inc., a corporation of which Ms. LaMeire is a 50% shareholder as indicated in No. 8 above. The shares were issued pursuant to the terms of an asset purchase agreement between the Company and Browand, LaMeire and Associates.

     (10) The beneficial ownership of Robert C. Montgomery includes 22,500 options by grant.

     (11) If converted to Common Stock at the present conversion ratio, the Preferred Stock would represent approximately 23% of the after-conversion issued and outstanding common stock.

Securities authorized for issuance under equity compensation plans


Plan category                      Number of securities to be         Weighted average exercise           Number of securities
                                    issued upon exercise of          price of outstanding options,    remaining available for future
                                 outstanding options, warrants            warrants and rights                   issuance
                                           and rights
                                              (a)                               (b)                                 (c)
Equity compensation plans not             2,000,000                             $1.00                              477,900
approved by security holders

                                          2,000,000                             $1.00                              477,900
Total

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:

a.   Commercial Building Ownership and leases:

R-Tec Corporation currently leases 100% of the building it presently occupies at 1471 E. Commercial Ave, Meridian, Idaho 83642 from H2C2 & Associates, LLC, an Idaho limited liability company owned by Mr. and Mrs. Hastings and Mr. and Mrs. Clayton under a five year lease ending November 30, 2004, with an option to extend the lease for an additional five years. The rental rate is $4,365 per month subject to annual Cost of Living Index increases.

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

(c)  Purchase of R-Tec Machine Tools by the Company

On July 3, 2001, the Company acquired R-Tec Machine Tool, Inc., an Idaho corporation pursuant to a Share Exchange and Reorganization Agreement by and between the Company and the four individual shareholders of R-Tec Machine Tool. Under the terms of the Agreement, the parties agreed to be bound by and accept the fair market value placed on R-Tec Machine Tool obtained from an independent business appraisal. Consideration for the acquisition was 291,248 shares of the common stock of the Registrant valued at $1.00 per share which the parties agree and acknowledge was the fair market value of the Company's shares as of the date of the Agreement. The Agreement provides for each of the four R-Tec Machine Tool shareholders to receive equal shares of the Company's common stock in the transaction. Two of R-Tec Machine Tool shareholders, Douglas G. Hastings and Gary A. Clayton, are also officers, directors and major shareholders of the Company. The other two shareholders of R-Tec Machine Tool are Walter T. Hinkle and Joseph E. Hawkins. R-Tec Machine Tool is located in the same building used by the Company as its primary business location.

(d)   Purchase of Assets from Browand, LaMeire & Associates

On July 17, 2001, the Company acquired certain assets from Browand, LaMeire & Associates, Inc., an Oregon corporation, pursuant to an Asset Purchase Agreement (the

"Agreement") by and between the Company and Browand, LaMeire & Associates and its two shareholders, William E. Browand and Jeanette LaMeire. The Agreement culminated a lengthy period of discussion and negotiation between the parties. Under the terms of the Agreement, the Company acquired certain assets which include the client list and industry contacts, certain items of office equipment and inventory. Consideration for the acquisition was 380,000 shares of the common stock of the Company valued at $1.00 per share which the parties agree and acknowledge was the fair market value of the Company's shares as of the date of the Agreement. The Agreement provides for the shares to be issued in the name of Browand, LaMeire & Associates, Inc. Wlliam E. Browand is employed as Vice President of Sales for the Company and Jeanette LaMeire is employed as Vice President of Marketing. William E. Browand has also been appointed to the board of directors of the Company to fill the vacancy left by the resignation of John
R. Hansen, Jr.



ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

          Exhibit Index
Exhibit
Number    Description
------    -----------

2.1       8-K, Acquisition of R-Tec Machine Tool, Inc.
          (Filed July 18, 2001)

2.2 8-K, Acquisition of certain assets of Browand, LaMeire, & Assoc. (Filed August 01, 2001)

2.3 8-K/A, Amendment to 8-K Acquisition of R-Tec Machine Tool, Inc. Amended Item 7: Financial Statements, Pro-forma Information and Exhibits
          (Filed September 17, 2001)

2.4 8-K/A, Amendment to 8-K Acquisition of R-Tec Machine Tool, Inc. Amended typographical error only on entity name
          (Filed September 28, 2001)

2.5 8-K/A, Amendment to 8-K, Acquisition of certain assets of Browand, LaMeire, & Associates, Amended Item 7: : Financial Statements, Pro-forma Information and Exhibits
          (Filed September 28, 2001)

4.1       S-8, R-Tec Holding, Inc., 2000 Stock Option Plan
          (Filed October 02, 2001)

4.2       DEF 14A, Definitive Proxy Statements
          (Filed October 22, 2001)

                                   SIGNATURES


In accordance with section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.



                               R-Tec HOLDING, INC.
                                  (Registrant)


March 27, 2002                       By  /s/  Douglas G. Hastings
                                        ---------------------------------------
                                              Douglas G. Hastings, President

Principal Executive Officer:         By  /s/  Douglas G. Hastings
                                        ---------------------------------------
                                              Douglas G. Hastings, President

Principal Financial Officer:         By  /s/  Michael T. Montgomery
                                        ---------------------------------------
                                              Michael T. Montgomery, CFO

Majority of Board of Directors:         /s/   Rulon J. Tolman
                                        ---------------------------------------
                                              Rulon J. Tolman, Director

                                        /s/   Gary C. Clayton
                                        ---------------------------------------
                                              Gary C. Clayton, Director

                                       /s/    Douglas G. Hastings
                                       ----------------------------------------
                                              Douglas G. Hastings, Director

                                       /s/    David R. Stewart
                                       ----------------------------------------
                                              David R. Stewart, Director

                                       /s/    William E. Browand
                                       ----------------------------------------
                                              William E. Browand, Director