Form 10QSB
period 2002-03-31
R-TEC HOLDING INC
filed 2002-05-15
CIK 1112279

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 2002

|_|   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

The number of shares of common stock outstanding as of March 31, 2002, is 20,256,005.

Transitional Small Business Disclosure Format (Check one): Yes |_|  No |X|

                         PART I - FINANCIAL INFORMATION

Forward Looking Statements and Risk Factors

      This form 10-QSB contains certain forward-looking statements which are based on management's current expectations. The Company has identified risk factors which could cause actual results to differ substantially from the forward looking statements. These risk factors include, but are not limited to: general economic conditions, current industry specific trends, variability in time line of new product developments, new product acceptance, economic viability of our customers and vendors, changes in legislation, the ability to obtain adequate capital funding for product development and expansion, the availability of qualified employees, and the volatile nature of the technology sector in general.

Item 1. Financial Statements:

      The following financial statements are filed as part of this report:

      The Consolidated Financial Statements of the Company for the three months ended March 31, 2002 and 2001.

Item 2. Management's Discussion and Analysis or Plan of Operation:

Financial Results of Operations:

      Revenues for the first quarter of 2002 were $751,232, compared with $699,171 for the same period in 2001. The increase of $52,061 or 7%, while negligible, represents stronger than anticipated shipments from engineered automation products for the first quarter. Engineered automation products accounted for approximately 71% of sales, interconnect products accounted for approximately 25% of sales, and other sales accounted for approximately 4% of sales. Interconnect product sales were approximately $164,972 for the quarter ending March 31, 2002, an increase of $80,276, or 106% over same product sales for the period ending March 31, 2001.

      Management does not anticipate significant increases in shipments and sales through the second quarter of 2002, based on current bookings and anticipated shipments. Management does believe however, that quoting opportunities are increasing slightly, which may translate into additional bookings and sales in the third and fourth quarters of 2002. The increase in opportunities is attributed to aggressive efforts within the sales department to locate quoting opportunities within the Company's areas of expertise and additional requests from existing customers for new project quotes within the engineered automation products and interconnect products areas.

      Gross profit for the period ending March 31, 2002 was $291,344, or 39% of sales, and $251,506, or 36% of sales, for the same respective period in 2001. The increase of 3%, from 36% in 2001 to 39% in 2002, of gross profit as a percentage of sales, though negligible, is in line with management's commitment to focus on profitability through maximizing job margins. The implementation of the Company's new accounting software system, gives management greater visibility in job costing and job profitability areas to help monitor and maximize job profitability.

      Selling, general and administrative expenses were $504,256, or 67% of sales for the period ending March 31, 2002, compared to $285,153, or 41% of sales for the period ending March 31, 2001. The increase is due primarily to the addition of operating, technical, and sales personnel from prior quarters. It is not anticipated that any significant increases in selling, general and administrative expenses will be incurred through the second quarter of 2002.

      Net loss for the three months ended March 31, 2002 was $237,563, or $0.01 per common share, compared to a net loss of $52,153, or $0.00 per common share for the same respective period of 2001. The increase in net loss is primarily attributable to increases in selling, general and administrative expenses. Management believes the additional expenses are necessary to position the Company in a more competitive posture, including the advancement of research and development of interconnect products and an expanded sales force. Management does not anticipate significant changes in profitability prior to the third or fourth quarter of 2002.

Changes in Financial Condition:

      The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein for March 31, 2002 and March 31, 2001.

      Current assets were $1,046,690 for the period ending March 31, 2002, compared to $558,943, for the period ending December 31, 2001, an increase of $487,747, or 87%, respectively. Current liabilities were $586,503 and $394,734, for the same respective periods. The resulting current ratio was 1.78 at March 31, 2002, compared to 1.42 at December 31, 2001.

      The increase in current assets at March 31, 2002, over December 31, 2001, was due primarily to an increase in receivables from $150,848 at December 31, 2001 to $646,340 at March 31, 2002. Shipments of significant, engineered automation projects within the first quarter of 2002, accounted for most of the increase in receivables.

Liquidity:

      Management believes that additional capital funding will be required to fund operations through the second quarter of 2002.

Funding and Capital Resources:

      In the first quarter of 2002, sales of common stock accounted for an increase in capital resources of $623,400. The Company continues to work with The Olympus Group, a financial consulting group, to seek additional funding to augment capital resources. However, management cannot guarantee that additional funding will be acquired.

Plan of Operation:

      The Company continues to focus on increasing profitability through maximizing margin contributions on a per job basis and reducing unnecessary overhead expenditures. The Company is also planning on bringing on-line within the third quarter of 2002, its production facility to manufacture and produce GCI(TM) products. It is anticipated that with this production facility on-line, the Company will be able to lower its direct costs for GCI(TM) products and enhance product margins. The new production facility will also allow the Company to have greater control over product quality and production lead times.

      To increase sales, the Company is focusing on new market applications for its GCI(TM) family of products. Research and development is underway to test compatibility with new applications for the GCI(TM) technology. Additionally, the Company is researching new opportunities within the public sectors, including defense contractor applications for engineered automation products. The Company is also focusing on increasing the acceptance ratio of new quotes generated.

      During the technology sector downturn, the Company has become aware of several of its customers that have downsized departments where the Company maintains expertise. In particular, software development is an area where management feels sales can be increased as these customers look to outsource services previously handled internally. The Company's sales department and software engineers are pursuing these opportunities to further increase sales.

      Management is currently reviewing capital funding options to augment capital resources needed to complete the construction of the GCI(TM) products facility and to fund continued research and development of new product opportunities. To the extent the Company continues to sustain losses, it will seek additional funding as well for operational costs. Debt instrument funding may be pursued if management finds the cost of capital for equity funding to be excessive at current stock prices. Management cannot guarantee however, that it will be successful in obtaining adequate funding for continuing operations or capital expansions.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings: None

Item 2. Changes in Securities:

      During the first quarter of 2002, the Company received additional subscriptions for its common stock as follows:

Date            Shares             Cash Consideration      Shareholder
----            ------             ------------------      -----------
01/17/02        40,000                  $ 20,000           Warren Scheibe
01/17/02        100,000                 $ 50,000           James W. Trimble
01/17/02        50,000                  $ 25,000           Carol A. Martinez
01/17/02        190,000                 $ 95,000           John M. Plocher
01/17/02        400,000                 $200,000           Michael Shane Creech
01/17/02        200,000                 $100,000           Michael P. Hamilton
02/25/02        66,800                  $ 33,400           Federico Cordova
03/19/02        200,000                 $100,000           John M. Plocher
                ---------               --------
Totals          1,246,800               $623,400

The described stock transactions were exempt from registration under the provisions of Section 4(2) of the Securities Act of 1933, as amended.

Item 3: Defaults Upon Senior Securities: None

Item 4: Submission of Matters to a Vote of Security Holders: None

Item 5: Other Information.

Changes in Officers and Personnel:

      Effective April 4, 2002, Bill Browand, formerly V.P. of Sales and a member of the Board of Directors of the Company, announced his resignation. Mr. Browand has provided no formal statement as to the reason for his resignation. Jeanette LaMeire, formerly V.P. of Marketing, also terminated her employment with the Company.

      Effective May 1, 2002, Victor Morse, formerly international sales manager with Jennings Technology and worldwide sales manager with Exetron, Inc., was appointed as sales manager for the Company.

Item 6: Exhibits and Reports on form 8-K.

      (a) No exhibits

      (b) No Form 8K filings

                                   SIGNATURES

      In accordance with requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

        R-Tec Holding, Inc.
        (Registrant)

Date:   May 13, 2001            By /s/
                                   ------------------------------------------
                                       Douglas G. Hastings, President and CEO



                                By /s/
                                   ------------------------------------------
                                       Michael T. Montgomery, CFO


                                By /s/
                                   ------------------------------------------
                                       Gary C. Clayton, Director


                                By /s/
                                   ------------------------------------------
                                       Douglas G. Hastings, Director


                                By /s/
                                   ------------------------------------------
                                       Rulon J. Tolman, Director

                       R-TEC HOLDING, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
             As of March 31, 2002 (Unaudited) and December 31, 2001

                                                                    March 31,     December 31,
                                                                      2002            2001
                                                                   -----------    -----------
Current assets
      Cash                                                         $   188,613    $   330,044
      Accounts receivable (net of $40,000 and $25,000
           allowance for doubtful accounts, respectively)              646,340        150,848
      Costs and estimated earnings in excess
          of billings on uncompleted contracts                         153,956         52,027
      Income taxes receivable                                           15,295         15,295
      Inventory                                                         28,125             --
      Prepaid expenses                                                   5,044          3,094
      Notes receivable, current portion                                  9,317          7,635
                                                                   -----------    -----------
                                            Total current assets     1,046,690        558,943

Equipment and leasehold improvements, at cost,
      net of accumulated depreciation                                  636,511        628,957
Intangible assets, at cost, net of accumulated amortization            297,355        320,228
Goodwill                                                               201,218        201,218
Other assets, at cost, net of accumulated amortization                  38,840         44,075
Notes receivable, less current portion                                      --          7,475
                                                                   -----------    -----------

                                                    Total assets   $ 2,220,614    $ 1,760,896
                                                                   ===========    ===========

Current liabilities
      Accounts payable                                             $   304,742    $   204,808
      Accrued expenses                                                  90,746         28,491
      Accrued preferred dividends payable                              109,565             --
      Billings in excess of costs and estimated
          earnings on uncompleted contracts                             12,016             --
      Leases payable, current portion                                   69,434         61,435
      Notes payable                                                         --        100,000
                                                                   -----------    -----------
                                       Total current liabilities       586,503        394,734

Accrued preferred dividends payable                                         --         95,116
Lease payable, less current portion                                     33,738         56,510
Notes payable to related parties, less current portion                 369,295        369,295
                                                                   -----------    -----------
                                               Total liabilities       989,536        915,655

Shareholders' equity
      Series A cumulative convertible preferred stock, par value
          $0.23437 per share, 5,000,000 authorized, 2,781,564
          shares issued and outstanding                                651,100        651,100
      Common stock, no par value per share,
          30,000,000 authorized, 20,256,005 and 19,009,205
          shares issued and outstanding  at March 31, 2002
          and December 31, 2001, respectively                        2,693,815      2,132,755
      Additional paid-in capital                                       420,880        358,540
      Accumulated deficit                                           (2,534,717)    (2,297,154)
                                                                   -----------    -----------
                                      Total shareholders' equity     1,231,078        845,241
                                                                   -----------    -----------

                      Total liabilities and shareholders' equity   $ 2,220,614    $ 1,760,896
                                                                   ===========    ===========

                             See accompanying notes

                       R-TEC HOLDING, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
       For the Periods Ended March 31, 2002 and March 31, 2001 (Unaudited)

                                                      Three Months Ended March 31,
                                                          2002            2001
                                                      ------------    ------------
Revenues                                              $    751,232    $    699,171

Operating costs                                            459,888         447,665
                                                      ------------    ------------

                                       Gross profit        291,344         251,506

Selling, general and administrative expenses               504,256         285,153
Research and development                                     3,305              --
                                                      ------------    ------------

                                     Operating loss       (216,217)        (33,647)

Interest expense                                            (7,859)         (4,842)
Interest income                                                982           1,435
                                                      ------------    ------------
                                                            (6,877)         (3,407)
                                                      ------------    ------------

Loss before income taxes                                  (223,094)        (37,054)
Income taxes expense                                            20             650
                                                      ------------    ------------

                                           Net loss       (223,114)        (37,704)

Preferred stock dividends                                   14,449          14,449
                                                      ------------    ------------

          Net loss available to common shareholders   $   (237,563)   $    (52,153)
                                                      ============    ============

Net loss per common share                             $      (0.01)   $      (0.00)
Weighted average shares outstanding                     19,855,996      17,688,072

                             See accompanying notes

                       R-TEC HOLDING, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
       For the Periods Ended March 31, 2002 and March 31, 2001 (Unaudited)

                                                         Three Months Ended March 31,
                                                               2002         2001
                                                            ---------    ---------
Cash flows from operating activities
      Net income (loss)                                     $(223,114)   $ (37,704)
      Adjustments to reconcile net loss to net
           cash provided used by operating activities
           Depreciation and amortization                       69,700       11,023
           Changes in assets and liabilities
                Accounts receivable                          (495,492)    (146,762)
                Income taxes receivable                            --           --
                Costs and estimated earnings in excess
                  of billings on uncompleted contracts       (101,929)     128,451
                Inventory                                     (28,125)     (15,503)
                Prepaid expenses                               (1,950)       1,464
                Accounts payable                               99,934     (152,901)
                Accrued expenses                               62,255       44,433
                Billings in excess of costs and estimated
                  earnings on uncompleted contracts            12,016      (53,827)
                Income taxes payable                               --           --
                                                            ---------    ---------
                    Net cash used by operating activities    (606,705)    (221,326)

Cash flows from investing activities
      Purchase of equipment and other assets                  (49,146)     (35,510)
                                                            ---------    ---------
                    Net cash used by investing activities     (49,146)     (35,510)
                                                            ---------    ---------

Cash flows from financing activities
      Collections on loans                                      5,793          547
      Proceeds from common stock and options                  623,400      701,000
      Payments on debt                                       (114,773)      (2,483)
                                                            ---------    ---------
                Net cash provided by financing activities     514,420      699,064
                                                            ---------    ---------

                          Net increase (decrease) in cash    (141,431)     442,228
Beginning cash                                                330,044       76,634
                                                            ---------    ---------

                                              Ending cash   $ 188,613    $ 518,862
                                                            =========    =========


Supplemental disclosures of cash flow information
      Interest paid                                         $   4,876    $   2,506
      Noncash investing and financing activities
           Sale refund through issuance of note payable     $      --    $  58,706
           Preferred stock dividends payable                $  14,449    $  14,449

                             See accompanying notes

                       R-TEC HOLDING, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 2002 and 2001

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

NOTE B - EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements consists of:

     Equipment                                                        $ 670,911
     Vehicles                                                            33,804
     Office equipment and furnishings                                    86,568
     Leasehold improvements                                              45,720
                                                                      ---------
                                                                        837,003
     Accumulated depreciation and amortization                         (200,492)
                                                                      ---------
                                                                      $ 636,511
                                                                      =========

NOTE C - INTANGIBLE ASSETS

Intangible assets consist of:

     Customer lists                                                   $ 365,975
     Accumulated amortization                                           (68,620)
                                                                      ---------
                                                                      $ 297,355
                                                                      =========

The estimated useful life of customer lists is four years.

                       R-TEC HOLDING, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            March 31, 2002 and 2001

NOTE D - OTHER ASSETS

Intangible assets consist of:

     Software                                                          $ 74,421
     Accumulated amortization                                           (35,581)
                                                                       --------

                                                                       $ 38,840
                                                                       ========

The estimated useful life of software is three years.

NOTE D - INVENTORY

Parts inventory is stated at the lower of cost (last-in, first-out method) or market.

Inventories consist of:

     GCI inventory                                                       $ 3,825
     Parts inventory                                                      24,300
                                                                         -------

                                                                         $28,125
                                                                         =======

NOTE E - OPTIONS

During the three months ended March 31, 2002, Rule 144 restricted stock and options were sold to investors. The Company estimated the value assigned to the options based on an estimated stock trading price of $.50 per share and a 10% discount factor for the stock restriction. The value assigned to the options for the three months ended March 31, 2002, was estimated at $62,430.

NOTE F - SUBSEQUENT EVENT

On April 4, 2002, two employees terminated. The Company and the terminated employees have agreed on a settlement of approximately $22,000. In addition, the Company owes the employees $169,295 on a related party note payable. The terms of the note have not changed, however, the note has been securitized by a UCC-1 filing on equipment.