Form 10QSB
period 2002-06-30
R-TEC HOLDING INC
filed 2002-08-14
CIK 1112279

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 2002.

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

The number of shares of common stock outstanding as of June 30, 2002, is 21,025,005

Transitional Small Business Disclosure Format (Check one): Yes [_] No [X]

                         PART I - FINANCIAL INFORMATION

Forward Looking Statements and Risk Factors

      This form 10-QSB contains certain forward-looking statements that are based on management's current expectations. The Company has identified risk factors that could cause actual results to differ substantially from the forward-looking statements. These risk factors include, but are not limited to: general economic conditions, current industry specific trends, variability in time line of new product developments, new product acceptance, difficulties in manufacturing new products in large volume, economic viability of our customers and vendors, changes in legislation, the ability to obtain adequate capital funding for product development and expansion, and the availability of qualified employees.

Item 1.  Financial Statements:

      The following financial statements are filed as part of this report:

      The Consolidated Financial Statements of the Company for the three months and six months ended June 30, 2002 and 2001.

Item 2.  Management's Discussion and Analysis or Plan of Operation:

Financial Results of Operations:

      Revenues have remained static as the technology markets continue to be sluggish through the second quarter of 2002. The Company's major customers are technology based. For engineered automation sales, reductions in capital equipment budgets among the Company's customers have impacted larger dollar orders for new designs and repeat orders for existing designs. The Company does feel that quoting opportunities have increased marginally in the second quarter of 2002 from the first quarter of 2002. To the extent this trend in quoting continues, the Company would expect increases in revenues showing up in the third quarter as most engineered automation projects extend from one month to six months. The Company has not seen a substantial change in quoting opportunities or booked sales for its IC technologies, including the proprietary GCI(TM) product lines and corresponding sockets from the first quarter of 2002 to the second quarter respectively.

      Sales for the three months ended June 30, 2002 were $557,690, compared to $1,147,216 for the period ending June 30, 2001, a decrease of $589,526 or 51%. This decrease of 51% is attributable to continued softness in capital purchases from the Company's principal customers in the technology sector. Operating expenses of $351,235 were 63% of sales compared to $661,688 or 58% of sales respectively for the periods June 30, 2002 and June 30, 2001. The increase in operating expenses as a percent of sales is primarily due to an increase in the number of projects in work in process, but which have smaller sales dollar amounts. Resource allocation to handle increased project data flow is disproportionate to the same sales dollar value with fewer, but larger projects.

      Selling, general and administrative expenses were $544,201, or 98% of sales for the three months ending June 30, 2002, compared to $332,382 or 29% of sales for the same period ended June 30, 2001. This increase of $211,819 is attributable to the addition of essential technical personnel to accelerate the research and development of the Company's interconnect technologies, including the construction of a production facility to bring the manufacturing of the GCI(TM) products in-house.

      Net loss for the three months ended June 30, 2002 was $399,721, compared to a net income of $151,768 for the same period ended June 30, 2001. Management feels the net loss is due primarily to the decrease in recognized sales from shipped products and work in process.

Changes in Financial Condition:

      The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein for June 30, 2002 and June 30, 2001.

      Current assets were $1,224,242 for the period ending June 30, 2002, compared to $558,943 for the period ending December 31, 2001, an increase of $665,299, or 119%, respectively. The current ratio was 1.04 at June 30, 2002, compared to 1.42 at December 31, 2001. The net increase in current assets at June 30, 2002, over December 31, 2001, was due primarily to an increase in accounts receivable of $641,521 and an increase in work in process recognized as underbillings of $193,369. Cash accounts decreased by $208,946.

      Management feels the net increase in current asset accounts without a corresponding increase in sales is related to an increase in time-to-collection of receivables and other collectibles. The Company has experienced a shift in payment terms with several of its larger customers as they have proposed extended payment terms of 45 days to 60 days. While recognized as an unfavorable shift in cash flows, the Company has not been able in some negotiations with key customers to demand more aggressive payment terms.

Liquidity:

      Management recognizes that with consecutive period losses, it must rely on supplemental external funding. It is the opinion of management that, to the extent current asset accounts, primarily receivables, can be collected in a timely manner, and some supplemental operating capital can be acquired, adequate resources exist to fund current operations for the short term. The Company is continuing to pursue the construction of its GCI(TM) production facility, and recognizes that additional, external funding will be necessary to complete this facility. In addition, management recognizes that increases in sales will require increases in funding needs to adequately support work in process purchasing.

Funding and Capital Resources:

      For the period ending June 30, 2002, management has continued to seek capital infusion through equity funding opportunities. In the near future however, it is the decision of management to seek additional funding for operations, continued construction of the GCI(TM) production facility, and work in process, with debt instruments. Given the current market price of the Company's stock, the cost of capital has been determined by management to be too costly, through equity funding. The dilution of shareholder equity is of concern to management and weighs heavily against an equity funding approach in the near term. The funding instruments currently being used are convertible notes; convertible at the holders' determination, at a percent of the Company's market price of stock at the time of maturity. It would be management's goal to retire these convertible notes with equity funding instruments in future periods when the stock price of the Company is at a higher value than current market prices, resulting in less dilution to shareholders.

Plan of Operation:

      Management is aware of the importance of increasing sales within both the short and long term. In an effort to accomplish this, new markets are being analyzed for product introduction. Plans are underway to consider introduction of several of the Company's pre-designed and manufactured products into China. Several key personnel within the Company's existing structure have prior experience in China, including speech fluency. In addition, the Company has refocused the sales team by product line, with key inside sales personnel assigned to product lines, as contrasted with prior geographical assignments. It is management's opinion that this refocusing will allow key sales personnel to develop greater expertise in product understanding and more direct relationships with key customers.

      Completion of the GCI(TM) production line is also a primary goal of the Company in the near term. Scheduled completion is the end of September, 2002. It is believed by management that with the completion and fine-tuning of the GCI(TM) manufacturing process, consistency of product will enable additional sales increases. The in-house manufacturing process will also enable the Company to explore additional product niches within the interconnect sectors, including but not limited to, silicone wafer testing, known good die testing, and flex circuit manufacturing.

      In order to maximize operating margins, the Company is continuing to pursue a broadening of its standard products where engineering support and costing data are known. It is also believed by management that additional standardized products will enable the sales team to penetrate new markets. Standardization of some existing products may enable pricing reductions to help increase market share in price sensitive markets and with specific customers who are particularly price sensitive in the current, tight economic environment.

      In an effort to reduce time-to-collection of receivables, management is testing the viability of more aggressive terms on sales of products to counterbalance the longer payment terms being negotiated by existing, larger customers. In situations where the Company is not able to negotiate more favorable net terms, customers are being offered the alternative of discounts for shorter payment cycles.

      As specified previously in the Funding and Capital Resources section, the Company is continuing to pursue capital infusions. Primarily, the Company is continuing in its relationship with the Olympus Group, which represents the Company in seeking funding and in investor relations. It is management's belief, that with representations to the Company by the Olympus Group, sufficient capital resources will be available in the near term. These funds will be used in three areas, i.e., operating expenses, capital asset expansions (mostly comprised of the GCI(TM) production facility), and work in process funding. The Company cannot guarantee however, that these funds will be available as expected due to factors beyond its control.


                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings: None

Item 2.  Changes in Securities:

      During the second quarter of 2002, the Company received cash from common stock through private placements, as follows:

                                           Cash
Date         Shares     Options            Consideration    Shareholder
----         ------     -------            -------------    -----------

04/27/02     200,000    200,000 @ $ .50    $50,000          Karl A. Schurter
05/14/02     400,000    400,000 @ $ .50    $100,000         Emory C. Christensen
06/13/02     196,000    196,000 @ $ .50    $ 49,000         Kent Mason
--------     -------    ---------------    --------

Totals       796,000    796,000            $199,000

Stock Option Plan to Employees:

      The Company issued no stock options to employees during the second quarter of 2002.

Item 3:  Defaults Upon Senior Securities: None

Item 4:  Submission of Matters to a Vote of Security Holders: None

Item 5:  Other Information.

Item 6:  Exhibits and Reports on form 8-K.

(a)      No exhibits

(b)      Form 8K filings

                               R-Tec HOLDING, INC.
                                  (Registrant)


August 13, 2002


Principal Executive Officer:             By  /s/________________________________
                                                Douglas G. Hastings, President

Principal Financial Officer:             By  /s/________________________________
                                                Michael T. Montgomery, CFO

Majority of Board of Directors:              /s/________________________________
                                                Rulon L. Tolman, Director

                                             /s/________________________________
                                                Gary A. Clayton, Director

                                             /s/________________________________
                                                Douglas G. Hastings, Director

                                             /s/________________________________
                                                David R. Stewart, Director

                      R-TEC HOLDING, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
              As of June 30, 2002 (Unaudited) and December 31, 2001

                                                                   June 30,      December 31,
                                                                     2002           2001
                                                                  -----------    -----------
Current assets
     Cash                                                         $   121,098    $   330,044
     Accounts receivable (net of $26,295 and $25,000
         allowance for doubtful accounts at June 30, 2002 and
         December 31, 2001, respectively)                             792,369        150,848
     Costs and estimated earnings in excess
         of billings on uncompleted contracts                         245,396         52,027
     Income taxes receivable                                           15,295         15,295
     Inventory                                                         37,565           --
     Prepaid expenses                                                   5,044          3,094
     Notes receivable, current portion                                  7,475          7,635
                                                                  -----------    -----------
                                    Total current assets            1,224,242        558,943

Equipment and leasehold improvements, at cost,
     net of accumulated depreciation                                  681,736        628,957
Intangible assets, at cost, net of accumulated
     amortization                                                     274,482        320,228
Goodwill                                                              201,218        201,218
Other assets, at cost, net of accumulated
     amortization                                                      33,604         44,075
Notes receivable, less current portion                                   --            7,475
                                                                  -----------    -----------

                                            Total assets          $ 2,415,282    $ 1,760,896
                                                                  ===========    ===========

Current liabilities
     Accounts payable                                             $   360,618    $   204,808
     Accrued expenses                                                  91,686         28,491
     Leases payable, current portion                                   70,251         61,435
     Notes payable, current portion                                   358,000        100,000
     Notes payable related parties, current portion                   169,295           --
     Accrued preferred dividends payable                              124,175           --
                                                                  -----------    -----------
                               Total current liabilities            1,174,025        394,734

Accrued preferred dividends payable                                      --           95,116
Lease payable, less current portion                                    25,510         56,510
Notes payable to related parties, less current portion                200,000        369,295
                                                                  -----------    -----------
                                       Total liabilities            1,399,535        915,655

Shareholders' equity
     Series A cumulative convertible preferred stock, par value
         $0.23437 per share, 5,000,000 authorized, 2,781,564
         shares issued and outstanding                                651,100        651,100
     Common stock, no par value per share,
         30,000,000 authorized, 21,052,005 and 19,009,205
         shares issued and outstanding  at June 30, 2002
         and December 31, 2001, respectively                        2,872,915      2,132,755
     Additional paid-in capital                                       440,780        358,540
     Accumulated deficit                                           (2,949,048)    (2,297,154)
                                                                  -----------    -----------
                              Total shareholders' equity            1,015,747        845,241
                                                                  -----------    -----------

              Total liabilities and shareholders' equity          $ 2,415,282    $ 1,760,896
                                                                  ===========    ===========

                            See accompanying notes.

                       R-TEC HOLDING, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              For the Period Ended June 30, 2002 and June 30, 2001

                                                          Three Months Ended June 30,       Six Months Ended June 30,
                                                             2002            2001            2002            2001
                                                         ------------    ------------    ------------    ------------
Revenues                                                 $    557,690    $  1,147,216    $  1,308,922    $  1,846,387

Operating costs                                               351,235         661,688         811,123       1,109,353
                                                         ------------    ------------    ------------    ------------

                                         Gross profit         206,455         485,528         497,799         737,034

Selling, general and administrative expenses                  544,201         332,382       1,048,457         617,535
Research and development                                       30,723             195          34,028             195
                                                         ------------    ------------    ------------    ------------

                               Operating income (loss)       (368,469)        152,951        (584,686)        119,304

Interest expense                                              (32,611)         (3,708)        (40,470)         (8,550)
Interest income                                                 1,359           2,527           2,341           3,962
                                                         ------------    ------------    ------------    ------------
                                                              (31,252)         (1,181)        (38,129)         (4,588)
                                                         ------------    ------------    ------------    ------------

Income (loss) before income taxes                            (399,721)        151,770        (622,815)        114,716
Income taxes                                                     --                 2              20             652
                                                         ------------    ------------    ------------    ------------

                                     Net income (loss)       (399,721)        151,768        (622,835)        114,064

Preferred stock dividends                                      14,610          14,610          29,059          29,059
                                                         ------------    ------------    ------------    ------------

                          Net income (loss) available
                               to common shareholders    $   (414,331)   $    137,158    $   (651,894)   $     85,005
                                                         ============    ============    ============    ============

Net income (loss) per common share                       $      (0.02)   $       0.01    $      (0.03)   $       0.00
Weighted average shares outstanding                        20,644,138      18,116,471      20,256,994      17,881,100


                            See accompanying notes.

                      R-TEC HOLDING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
        For the Periods Ended June 30, 2002 and June 30, 2001 (Unaudited)

                                                                              Six Months Ended June,
                                                                               2002           2001
                                                                            -----------    -----------
Cash flows from operating activities
      Net income (loss)                                                     $  (622,835)   $   114,064
      Adjustments to reconcile net income (loss) to net
           cash provided used by operating activities
           Depreciation and amortization                                        134,817         35,048
           Common stock issued for services                                        --            3,334
           Common stock bonuses                                                    --           15,000
           Changes in assets and liabilities
               Accounts receivable                                             (641,521)      (322,904)
               Costs and estimated earnings in excess
                 of billings on uncompleted contracts                          (193,369)      (131,374)
               Inventory                                                        (37,565)       (19,678)
               Prepaid expenses                                                  (1,950)         1,464
               Accounts payable                                                 155,810       (137,380)
               Accrued expenses                                                  63,195        123,402
               Billings in excess of costs and estimated
                 earnings on uncompleted contracts                                 --          (94,134)
                                                                            -----------    -----------
                                    Net cash used by operating activities    (1,143,418)      (413,158)

Cash flows from investing activities
      Purchase of equipment and other assets                                   (131,379)      (144,491)
                                                                            -----------    -----------
                                    Net cash used by investing activities      (131,379)      (144,491)

Cash flows from financing activities
      Collections on loans                                                        7,635            876
      Proceeds from common stock and options                                    822,400        875,900
      Proceeds from debt                                                        358,000           --
      Payments on debt                                                         (122,184)       (22,923)
                                                                            -----------    -----------
                                Net cash provided by financing activities     1,065,851        853,853
                                                                            -----------    -----------

                                          Net increase (decrease) in cash      (208,946)       296,204
Beginning cash                                                                  330,044         76,634
                                                                            -----------    -----------

                                                              Ending cash   $   121,098    $   372,838
                                                                            ===========    ===========


Supplemental disclosures of cash flow information
      Interest paid                                                         $    25,785    $     8,550
      Noncash investing and financing activities
           Equipment acquired through note payable                          $      --      $   123,639
           Preferred stock dividends payable                                $    29,059    $      --

                            See accompanying notes.

                       R-TEC HOLDING, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2002 and 2001


NOTE A - UNAUDITED INTERIM FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position of R-Tec Holdings, Inc. (the Company) and the results of operations and cash flows. Certain reclassifications of prior quarter amounts were made to conform with current quarter presentation, none of which affects previously recorded net loss.

NOTE B - EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements consists of:

      Equipment                                                 $ 745,798
      Vehicles                                                     33,804
      Office equipment and furnishings                             93,917
      Leasehold improvements                                       45,720
                                                                ---------
                                                                  919,239
      Accumulated depreciation and amortization                  (237,503)
                                                                ---------

                                                                $ 681,736
                                                                =========

NOTE C - INTANGIBLE ASSETS

Intangible assets consist of:

      Customer lists                                            $ 365,975
      Accumulated amortization                                    (91,493)
                                                                ---------

                                                                $ 274,482
                                                                =========

The estimated useful life of customer lists is four years.

                       R-TEC HOLDING, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2002 and 2001


NOTE D - OTHER ASSETS

Other assets consist of:

      Software                                                   $ 74,421
      Accumulated amortization                                    (40,817)
                                                                 --------

                                                                 $ 33,604
                                                                 ========

The estimated useful life of software is three years.

NOTE D - INVENTORY

Parts inventory is stated at the lower of cost (last-in, first-out method) or market.

Inventories consist of:

      GCI inventory                                              $ 13,265
      Parts inventory                                              24,300
                                                                 --------

                                                                 $ 37,565
                                                                 ========

NOTE E - DEBT

Debt issuances for the quarter ended June 30, 2002 are as follows:

Convertible note payable to Jill Marshall,
monthly interest only payments at 12%,
principal due June 2003, convertible to
common stock, unsecured.                                        $ 100,000

Convertible note payable to Benjamin Coleman,
monthly interest only payments at 12%,
principal due June 2003, convertible to
common stock, unsecured.                                           50,000

Convertible note payable to Paul Miller,
monthly interest only payments at 12%,
principal due June 2003, convertible to
common stock, unsecured.                                           50,000

                       R-TEC HOLDING, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2002 and 2001



Note payable to BFS Group Ltd.,
10% interest, due on demand,
secured by certain assets of the Company.                         108,000

Note payable to BFS Group Ltd.,
10% interest, due April 2002,
secured by $252,000 Department of
Defense contract.                                                  50,000
                                                                ---------
                                                                $ 358,000
                                                                =========

NOTE F - OPTIONS

During the three months ended June 30, 2002, Rule 144 restricted stock and options were sold to investors. The Company estimated the value assigned to the options based on an estimated stock trading price of $.25 per share and a 10% discount factor for the stock restriction. The value assigned to the options for the six months ended June 30, 2002, was estimated at $19,900.

NOTE G - SUBSEQUENT EVENT

In July 2002, a related party note payable of $169,295 was repaid with current assets. The note payable is included in the balance sheet caption: Notes payable to related parties, current portion.