Form 10QSB/A
period 2002-06-30
R-TEC HOLDING INC
filed 2002-08-16
CIK 1112279

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10QSB/A

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended June 30, 2002.

| | TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

Transitional Small Business Disclosure Format (Check one): Yes | | No |X|

                      R-TEC HOLDING, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
              As of June 30, 2002 (Unaudited) and December 31, 2001

                                                                       June 30, 2002       December 31, 2001
                                                                       -------------       -----------------
Current assets
    Cash                                                                $   121,098           $   330,044
    Accounts receivable (net of $26,295 and $25,000
       allowance for doubtful accounts at June 30, 2002 and
       December 31, 2001, respectively)                                     792,369               150,848
    Costs and estimated earnings in excess
       of billings on uncompleted contracts                                 245,396                52,027
    Income taxes receivable                                                  15,295                15,295
    Inventory                                                                37,565                    --
    Prepaid expenses                                                          5,044                 3,094
    Notes receivable, current portion                                         7,475                 7,635
                                                                        -----------           -----------
                                Total current assets                      1,224,242               558,943

Equipment and leasehold improvements, at cost,
    net of accumulated depreciation                                         681,736               628,957
Intangible assets, at cost, net of accumulated
    amortization                                                            274,482               320,228
Goodwill                                                                    201,218               201,218
Other assets, at cost, net of accumulated
    amortization                                                             33,604                44,075
Notes receivable, less current portion                                           --                 7,475
                                                                        -----------           -----------

                                        Total assets                    $ 2,415,282           $ 1,760,896
                                                                        ===========           ===========

Current liabilities
    Accounts payable                                                    $   360,618           $   204,808
    Accrued expenses                                                         91,686                28,491
    Leases payable, current portion                                          70,251                61,435
    Notes payable, current portion                                          358,000               100,000
    Notes payable related parties, current portion                          169,295                    --
    Accrued preferred dividends payable                                     124,175                    --
                                                                        -----------           -----------
                           Total current liabilities                      1,174,025               394,734

Accrued preferred dividends payable                                              --                95,116
Lease payable, less current portion                                          25,510                56,510
Notes payable to related parties, less current portion                      200,000               369,295
                                                                        -----------           -----------
                                   Total liabilities                      1,399,535               915,655

Shareholders' equity
    Series A cumulative convertible preferred stock, par value
       $0.23437 per share, 5,000,000 authorized, 2,781,564
       shares issued and outstanding                                        651,100               651,100
    Common stock, no par value per share,
       30,000,000 authorized, 21,052,005 and 19,009,205
       shares issued and outstanding  at June 30, 2002
       and December 31, 2001, respectively                                2,872,915             2,132,755
    Additional paid-in capital                                              440,780               358,540
    Accumulated deficit                                                  (2,949,048)           (2,297,154)
                                                                        -----------           -----------
                          Total shareholders' equity                      1,015,747               845,241
                                                                        -----------           -----------

          Total liabilities and shareholders' equity                    $ 2,415,282           $ 1,760,896
                                                                        ===========           ===========

                             See accompanying notes

                       R-TEC HOLDING, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              For the Period Ended June 30, 2002 and June 30, 2001

                                                    Three Months Ended June 30,            Six Months Ended June 30,
                                                      2002               2001               2002               2001
                                                  -------------------------------       -------------------------------
Revenues                                          $    557,690       $  1,147,216       $  1,308,922       $  1,846,387

Operating costs                                        351,235            661,688            811,123          1,109,353
                                                  ------------       ------------       ------------       ------------

                                Gross profit           206,455            485,528            497,799            737,034

Selling, general and administrative expenses           544,201            332,382          1,048,457            617,535
Research and development                                30,723                195             34,028                195
                                                  ------------       ------------       ------------       ------------

                     Operating income (loss)          (368,469)           152,951           (584,686)           119,304

Interest expense                                       (32,611)            (3,708)           (40,470)            (8,550)
Interest income                                          1,359              2,527              2,341              3,962
                                                  ------------       ------------       ------------       ------------
                                                       (31,252)            (1,181)           (38,129)            (4,588)
                                                  ------------       ------------       ------------       ------------

Income (loss) before income taxes                     (399,721)           151,770           (622,815)           114,716
Income taxes                                                --                  2                 20                652
                                                  ------------       ------------       ------------       ------------

                           Net income (loss)          (399,721)           151,768           (622,835)           114,064

Preferred stock dividends                               14,610             14,610             29,059             29,059
                                                  ------------       ------------       ------------       ------------

                 Net income (loss) available
                      to common shareholders      $   (414,331)      $    137,158       $   (651,894)      $     85,005
                                                  ============       ============       ============       ============

Net income (loss) per common share                $      (0.02)      $       0.01       $      (0.03)      $       0.00
Weighted average shares outstanding                 20,644,138         18,116,471         20,256,994         17,881,100


                             See accompanying notes

                      R-TEC HOLDING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
        For the Periods Ended June 30, 2002 and June 30, 2001 (Unaudited)

                                                                        Six Months Ended June,
                                                                         2002             2001
                                                                     ------------     -----------
Cash flows from operating activities
     Net income (loss)                                               $  (622,835)     $   114,064
     Adjustments to reconcile net income (loss) to net
        cash provided used by operating activities
        Depreciation and amortization                                    134,817           35,048
        Common stock issued for services                                      --            3,334
        Common stock bonuses                                                  --           15,000
        Changes in assets and liabilities
            Accounts receivable                                         (641,521)        (322,904)
            Costs and estimated earnings in excess
              of billings on uncompleted contracts                      (193,369)        (131,374)
            Inventory                                                    (37,565)         (19,678)
            Prepaid expenses                                              (1,950)           1,464
            Accounts payable                                             155,810         (137,380)
            Accrued expenses                                              63,195          123,402
            Billings in excess of costs and estimated
              earnings on uncompleted contracts                               --          (94,134)
                                                                     -----------      -----------
                           Net cash used by operating activities      (1,143,418)        (413,158)

Cash flows from investing activities
     Purchase of equipment and other assets                             (131,379)        (144,491)
                                                                     -----------      -----------
                           Net cash used by investing activities        (131,379)        (144,491)

Cash flows from financing activities
     Collections on loans                                                  7,635              876
     Proceeds from common stock and options                              822,400          875,900
     Proceeds from debt                                                  358,000               --
     Payments on debt                                                   (122,184)         (22,923)
                                                                     -----------      -----------
                      Net cash provided by financing activities        1,065,851          853,853
                                                                     -----------      -----------

                                Net increase (decrease) in cash         (208,946)         296,204
Beginning cash                                                           330,044           76,634
                                                                     -----------      -----------

                                                    Ending cash      $   121,098      $   372,838
                                                                     ===========      ===========


Supplemental disclosures of cash flow information
     Interest paid                                                   $    25,785      $     8,550
     Noncash investing and financing activities
        Equipment acquired through note payable                      $        --      $   123,639
        Preferred stock dividends payable                            $    29,059      $        --

                             See accompanying notes
                                      -3-

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
                                                              --------

                                                              $ 37,565
                                                              ========

NOTE E - DEBT

Debt issuances for the quarter ended June 30, 2002 are as follows:

Convertible note payable to Jill Marshall,
monthly interest only payments at 12%,
principal due June 2003, convertible to
common stock, unsecured                                       $100,000

Convertible note payable to Benjamin Coleman,
monthly interest only payments at 12%,
principal due June 2003, convertible to
common stock, unsecured                                         50,000

Convertible note payable to Paul Miller,
monthly interest only payments at 12%,
principal due June 2003, convertible to
common stock, unsecured                                         50,000

Note payable to BFS Group Ltd.,
10% interest, due on demand,
secured by certain assets of the Company                       108,000

Note payable to BFS Group Ltd.,
10% interest, due April 2002,
secured by $252,000 Department of
Defense contract                                                50,000
                                                              --------

                                                              $358,000
                                                              ========

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

                         PART I - FINANCIAL INFORMATION

Forward Looking Statements and Risk Factors

     This form 10-QSB/A contains certain forward-looking statements that are based on management's current expectations. The Company has identified risk factors that could cause actual results to differ substantially from the forward-looking statements. These risk factors include, but are not limited to: general economic conditions, current industry specific trends, variability in time line of new product developments, new product acceptance, difficulties in manufacturing new products in large volume, economic viability of our customers and vendors, changes in legislation, the ability to obtain adequate capital funding for product development and expansion, and the availability of qualified employees.

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

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings: None

Item 2. Changes in Securities:

     During the second quarter of 2002, the Company received cash from common stock through private placements, as follows:

                                              Cash
Date          Shares      Options             Consideration      Shareholder
----          ------      -------             -------------      -----------
04/27/02      200,000     200,000 @ $ .50     $ 50,000           Karl A. Schurter
05/14/02      400,000     400,000 @ $ .50     $100,000           Emory C. Christensen
06/13/02      196,000     196,000 @ $ .50     $ 49,000           Kent Mason
------------------------------------------------------

Totals        796,000     796,000             $199,000

Stock Option Plan to Employees:

    The Company issued no stock options to employees during the second quarter of 2002.


Item 3: Defaults Upon Senior Securities: None

Item 4: Submission of Matters to a Vote of Security Holders: None

Item 5: Other Information: None

Item 6: Exhibits and Reports on form 8-K.

Exhibit 6.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the Quarterly Report of R-Tec Holding, Inc., (the "Company") on Form 10-QSB, and supplemental filing on Form 10-QSB/A for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Michael T. Montgomery, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) of 15(d) of the Securities Act of 1934; and

(2) To the best of my knowledge, based upon a review of the Report, and, except as corrected or supplemented in a subsequent covered Report, the Report does not contain any untrue statements of a material fact as of the period covered by the Report, nor has any statement of a material fact been omitted from said Report; and

(3) I have reviewed the contents of the Report with the Company's audit committee.

     /s/    Michael T. Montgomery
     -------------------------------------
     Michael T. Montgomery
     Chief Financial Officer
     August 15, 2002

     ---------------------------------------------------------------------------

Exhibit 6.2

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the Quarterly Report of R-Tec Holding, Inc., (the "Company") on Form 10-QSB and supplemental filing on Form 10-QSB/A for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Douglas G. Hastings, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) of 15(d) of the Securities Act of 1934; and

     (2) To the best of my knowledge, based upon a review of the Report, and, except as corrected or supplemented in a subsequent covered Report, the Report does not contain any untrue statements of a material fact as of the period covered by the Report, nor has any statement of a material fact been omitted from said Report; and

     (3) I have reviewed the contents of the Report with the Company's audit committee.


     /s/    Douglas G. Hastings
     -----------------------------------------
     Douglas G. Hastings
     President and Chief Executive Officer
     August 15, 2002
     ---------------------------------------------------------------------------

(a)      Form 8K filings: None

                               R-Tec HOLDING, INC.
                                  (Registrant)

August 13, 2002


Principal Executive Officer:        By  /s/_________________________________
                                          Douglas G. Hastings, President and CEO

Principal Financial Officer:        By /s/_________________________________
                                          Michael T. Montgomery, CFO

Majority of Board of Directors:        /s/__________________________________
                                          Rulon L. Tolman, Director

                                       /s/__________________________________
                                          Gary A. Clayton, Director

                                       /s/__________________________________
                                          Douglas G. Hastings, Director

                                       /s/__________________________________
                                          David R. Stewart, Director