Form 10QSB
period 2002-09-30
R-TEC HOLDING INC
filed 2002-11-14
CIK 1112279

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 2002

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

The number of shares of common stock outstanding as of September 30, 2002, is 21,052,005.

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

      The Consolidated Financial Statements of the Company for the three months and nine months ended September 30, 2002 and 2001.

Item 2. Management's Discussion and Analysis or Plan of Operation:

Financial Results of Operations:

      Sales for the three months ended September 30, 2002 were $754,826, compared to $283,167 for the period ending September 30, 2001, an increase of $471,659 or 167%. This increase of 167% is due primarily to an increase in booked sales in the second quarter of 2002 and subsequent, invoiced sales resulting in the third quarter of 2002. Operating expenses were $382,810, or 51% of sales for the period ending September 30, 2002 compared to 321,151, or 113% of sales for the period ending September 30, 2001. The decrease in operating expenses as a percent of sales from 2001 to 2002, respectively for the three months ending September 30, is in line with management's attention to increasing product and job margins.

      Selling, general and administrative expenses were $475,154, or 63% of sales for the three months ending September 30, 2002, compared to $525,630 or 186% of sales for the same period ended September 30, 2001. The decrease in selling, general and administrative expenses of $50,476 reflects management's attempts to control overhead expenditures.

      Net loss for the three months ended September 30, 2002 was ($141,817), compared to a net loss of ($583,016) for the same period ended September 30, 2001. The decrease in net loss is primarily attributable to increases in gross margins on jobs.

Changes in Financial Condition:

      The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein for September 30, 2002 and September 30, 2001.

      Current assets were $849,510 for the period ending September 30, 2002, compared to $558,943 for the period ending December 31, 2001, an increase of $290,567, or 52%, respectively. The increase in current assets of $290,567 is attributable primarily to an increase in accounts receivable of $291,987, for the periods respectively. As of September 30, 2002, current liabilities were $1,006,592 compared to $394,734 for the same period 2001. The increase in current liabilities resulted in a current ratio as of September 30, 2002 of
0.84. The decrease in the current ratio from 1.42 at September 30, 2001 to 0.84 at September 30, 2002 is due primarily to an increase in short term borrowing of approximately $558,922 on convertible notes with maturity dates of one year or less, from September 30, 2001 to 2002 respectively. Accounts payable, accrued expenses, current portions of leases payable, and billings in excess of costs and estimated earnings on uncompleted contracts, increased by $52,936, September 30, 2001 to 2002 respectively.

Liquidity:

      Management is aware that insufficient liquidity exists in the short term and is seeking alternative methods of rebuilding strength in the short term liquidity ratios. The current ratio was 0.84 at September 30, 2002, as previously discussed. Although the short term liquidity ratio weakness is due in part to the significant increase in short term note borrowings, management recognizes the importance of initiating planning efforts now to deal with the retirement of the notes as they become due.

Funding and Capital Resources:

      Adequate funding of capital resources continues to remain a major focus of management's efforts. As the Company's stock price has continued to decline through recent quarters, management has sought alternative, temporary methods of funding using convertible debt instruments, or notes, as described previously. The convertible notes allow for either a repayment of the face value of the note or a conversion at the option of the holder to the Company's stock for 75% of the stock price on the date of maturity. Interest is paid monthly at the rate of 12% per annum of the face value of the note. The premise for using these types of debt instruments is to replace them with a conversion to equity as the Company's stock increases in price by the maturity date of the instruments. To the extent the Company's stock price has increased at the maturity date of the instruments, and the holders of the instruments convert to equity at a higher stock price than current stock price levels, management feels it will have minimized the cost of capital for current funding needs. At the time of filing, the Company's stock is trading in the relative range of $.13 per share of common stock with nominal volatility and small volumes of trading.

      Of the capital funding sought in recent quarters, approximately $475,879 has been used for the research and development and construction of a production facility for the manufacture of Interconnect products, including the patented GCI(TM) testing interface for the Integrated Circuit industry. As of the date of filing, all major construction, including leasehold improvements has been completed and the Company does not expect any additional, significant funding needs for construction to bring "on-line" the new production facility. As the new facility comes on line, and sales increase, it is anticipated that some ancillary equipment will need to be purchased to handle increased production volumes. The major equipment items will be additional micro-machining equipment, also know as lasers.

Plan of Operation:

      One of the top priorities of management is the objective to achieve profitability as quickly as is reasonable given the current market environment. In the automation product sectors, management is reviewing alternative automation sectors such as the food, agricultural, medical, and governmental markets to help diversify sales and stabilize the cyclical nature of automation sales to the "high tech" markets. It is believed by management that with the contraction within the high tech markets, many high tech companies in seeking to reduce budgetary expenditures, look at capital budget expenditures as one of the first areas that can be reduced. Many of the automation products the Company currently designs and manufactures, fall into this category. It is believed that a diversification into other automation sectors as mentioned above, will help stabilize the cyclical nature of automation sales within the Company.

      In the interconnect product markets for the IC industry, the Company is anticipating that with the capabilities of its new production facility, sales will increase within the first quarter of 2003 due to increased production capability, better quality, greater control over timeliness of delivery, enhanced product variety, and more aggressive pricing structures. It is anticipated that although some additional working capital will be needed to fund this production facility, that by the second quarter of 2003, the facility will have begun to return a positive return on investment.

      The Company continues to seek marketing and production opportunities in China and has established some strategic contacts as it pursues this strategy. A division within the Company's current structure has been created to oversee this development. Emory Christensen, formerly the Engineering Manager for the Company, has been assigned as the general manager for the China development. Mr. Christensen has established contacts in China and is fluent in Mandarin Chinese.

      Product introduction for both automation and interconnect products is being pursued in China as well as possible production opportunities for labor intensive products. In addition, the Company is reviewing possible strategic partnerships in China that will enable a faster market penetration by utilizing established partners.

      Management is currently seeking additional funding to increase capital resources. It is anticipated that some additional funding will be needed for operating costs in the short term. The Company is continuing to work with various funding partners as needs arise. Although the Company will aggressively seek to provide adequate capital funding for ongoing operations, no guarantee exists that such funding will be obtained.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings: None

Item 2. Changes in Securities:

      Stock Option Plan:

The Company has a stock option plan, which allows employees, directors and consultants of the Company to receive stock options. The Board of Directors set aside 2,000,000 shares of common stock for issuance upon exercise of the options. The Company has awarded 316,920 stock options to employees and directors during the period ending September 30, 2002. The stock options vest 100% on the first anniversary of the grant notice at a strike price of $0.50 per share.

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

Item 5: Other Information: None

Item 6: Exhibits and Reports on form 8-K: None

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


      /s/ Michael T. Montgomery
      --------------------------
      Michael T. Montgomery
      Chief Financial Officer
      August 15, 2002

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


      /s/ Douglas G. Hastings
      --------------------------
      Douglas G. Hastings
      President and Chief Executive Officer
      August 15, 2002

                                   SIGNATURES

      In accordance with requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               R-Tec Holding, Inc.
                                  (Registrant)

Date: November 12, 2002


Principal Executive Officer             By /s/ _________________________________
                                               Douglas G. Hastings, President
                                               and CEO


Principal Financial Officer             By /s/ _________________________________
                                               Michael T. Montgomery, CFO


Majority of Board of Directors          By /s/ _________________________________
                                               Rulon L. Tolman, Director


                                        By /s/ _________________________________
                                               Gary A. Clayton, Director


                                        By /s/ _________________________________
                                               Douglas G. Hastings, Director


                                        By /s/ _________________________________
                                               David R. Stewart, Director

                      R-TEC HOLDING, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
           As of September 30, 2002 (Unaudited) and December 31, 2001

                                                                    September 30, 2002   December 31, 2001
                                                                    ------------------   -----------------
Current assets
    Cash                                                               $   289,561          $   330,044
    Accounts receivable (net of $23,445 and $26,295
        allowance for doubtful accounts at September 30,
        2002 and December 31, 2001, respectively)                          442,835              150,848
    Costs and estimated earnings in excess
        of billings on uncompleted contracts                                31,481               52,027
    Income taxes receivable                                                 15,295               15,295
    Inventory                                                               54,129                   --
    Prepaid expenses                                                        11,765                3,094
    Notes receivable, current portion                                        4,444                7,635
                                                                       -----------          -----------
                                          Total current assets             849,510              558,943

Equipment and leasehold improvements, at cost,
    net of accumulated depreciation                                        900,701              628,957
Intangible assets, at cost, net of accumulated
    amortization                                                           251,608              320,228
Goodwill                                                                   201,218              201,218
Other assets, at cost, net of accumulated
    amortization                                                            30,076               44,075
Notes receivable, less current portion                                          --                7,475
                                                                       -----------          -----------

                                                  Total assets         $ 2,233,113          $ 1,760,896
                                                                       ===========          ===========

Current liabilities
    Accounts payable                                                   $   200,373          $   204,808
    Accrued expenses                                                        89,814               28,491
    Billings in excess of costs and estimated
        earnings on uncompleted contracts                                      778                   --
    Leases payable, current portion                                         56,705               61,435
    Notes payable, current portion                                         658,922              100,000
                                                                       -----------          -----------
                                     Total current liabilities           1,006,592              394,734

Accrued preferred dividends payable                                        138,945               95,116
Lease payable, less current portion                                         13,645               56,510
Notes payable to related parties, less current portion                     200,000              369,295
                                                                       -----------          -----------
                                             Total liabilities           1,359,182              915,655

Shareholders' equity
    Series A cumulative convertible preferred stock, par value
        $0.23437 per share, 5,000,000 authorized, 2,781,564
        shares issued and outstanding                                      651,100              651,100
    Common stock, no par value per share,
        30,000,000 authorized, 21,052,005 and 19,009,205
        shares issued and outstanding  at September 30, 2002
        and December 31, 2001, respectively                              2,872,915            2,132,755
    Additional paid-in capital                                             440,780              358,540
    Accumulated deficit                                                 (3,090,864)          (2,297,154)
                                                                       -----------          -----------
                    Total shareholders' equity                             873,931              845,241
                                                                       -----------          -----------

                    Total liabilities and shareholders' equity         $ 2,233,113          $ 1,760,896
                                                                       ===========          ===========

                             See accompanying notes

                       R-TEC HOLDING, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
         For the Period Ended September 30, 2002 and September 30, 2001

                                                          Three Months Ended September 30,    Nine Months Ended September 30,
                                                               2002              2001              2002              2001
                                                          -------------      -------------    -------------      ------------
Revenues                                                   $    754,826      $    283,167      $  2,063,748      $  2,129,554

Operating costs                                                 382,810           321,151         1,193,933         1,430,504
                                                           ------------      ------------      ------------      ------------

                                   Gross profit (loss)          372,016           (37,984)          869,815           699,050

Selling, general and administrative expenses                    475,154           525,630         1,523,611         1,143,165
Research and development                                         10,668             2,955            44,696             3,150
                                                           ------------      ------------      ------------      ------------

                                        Operating loss         (113,806)         (566,569)         (698,492)         (447,265)

Interest expense                                                (13,241)           (3,722)          (53,711)          (12,272)
Interest income                                                      --             1,885             2,341             5,847
                                                           ------------      ------------      ------------      ------------
                                                                (13,241)           (1,837)          (51,370)           (6,425)
                                                           ------------      ------------      ------------      ------------

Loss before income taxes                                       (127,047)         (568,406)         (749,862)         (453,690)
Income taxes                                                         --                --                20               652
                                                           ------------      ------------      ------------      ------------

                                              Net loss         (127,047)         (568,406)         (749,882)         (454,342)

Preferred stock dividends                                        14,770            14,610            43,829            43,669
                                                           ------------      ------------      ------------      ------------

             Net loss available to common shareholders     $   (141,817)     $   (583,016)     $   (793,711)     $   (498,011)
                                                           ============      ============      ============      ============

Net loss per common share                                  $      (0.01)     $      (0.03)     $      (0.04)     $      (0.03)
Weighted average shares outstanding                          21,052,005        18,300,012        20,525,895        17,950,635

                             See accompanying notes

                      R-TEC HOLDING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
   For the Periods Ended September 30, 2002 and September 30, 2001 (Unaudited)

                                                                   Nine Months Ended September,
                                                                       2002             2001
                                                                   -----------      -----------
Cash flows from operating activities
  Net loss                                                         $  (749,882)     $  (454,342)
  Adjustments to reconcile net loss to net
     cash used by operating activities
     Depreciation and amortization                                 $   194,965          129,205
     Common stock issued for services                              $        --               --
     Common stock bonuses                                          $        --               --
     Changes in assets and liabilities
        Accounts receivable                                        $  (291,987)         197,771
        Costs and estimated earnings in excess
          of billings on uncompleted contracts                     $    20,546           38,609
        Inventory                                                  $   (54,129)          (1,400)
        Prepaid expenses                                           $    (8,671)           1,399
        Accounts payable                                           $    (4,435)         (74,281)
        Accrued expenses                                           $    61,323          144,764
        Billings in excess of costs and estimated
          earnings on uncompleted contracts                        $       778          (94,663)
                                                                   -----------      -----------
                         Net cash used by operating activities     $  (831,492)        (112,938)

Cash flows from investing activities
  Purchase of equipment and other assets                           $  (384,089)        (282,596)
                                                                   -----------      -----------
                         Net cash used by investing activities     $  (384,089)        (282,596)

Cash flows from financing activities
  Collections on loans                                             $    10,666            3,369
  Proceeds from common stock and options                           $   822,400        1,116,184
  Proceeds from debt                                               $   658,922               --
  Payments on debt                                                 $  (316,890)        (145,186)
                                                                   -----------      -----------
                     Net cash provided by financing activities     $ 1,175,098          974,367
                                                                   -----------      -----------

                               Net increase (decrease) in cash     $   (40,483)         578,833
Beginning cash                                                     $   330,044           76,634
                                                                   -----------      -----------

                                                   Ending cash     $   289,561      $   655,467
                                                                   ===========      ===========

Supplemental disclosures of cash flow information
  Interest paid                                                    $    37,118      $     9,936
  Noncash investing and financing activities
     Equipment acquired through note payable                       $        --      $   123,639
     Preferred stock dividends payable                             $    43,829      $    43,669
     Acquisition of assets, net of liabilities of $113,806
        with common stock                                          $        --      $   537,426
     Notes payable related party converted to common stock         $        --      $    65,000
     Accrued expenses converted to common stock                    $        --      $   168,166

                             See accompanying notes

                      R-TEC HOLDING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          September 30, 2002 and 2001

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

NOTE B - EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements consists of:

      Equipment                                               $   643,653
      Vehicles                                                     33,804
      Office equipment and furnishings                             96,082
      Leasehold improvements                                      112,376
      Construction in progress                                    284,127
                                                              -----------
                                                                1,170,042
      Accumulated depreciation and amortization                  (269,341)
                                                              -----------

                                                              $   900,701
                                                              ===========

NOTE C - INTANGIBLE ASSETS

Intangible assets consist of:

      Customer lists                                            $ 365,975
      Accumulated amortization                                   (114,367)
                                                                ---------

                                                                $ 251,608
                                                                =========

The estimated useful life of customer lists is four years.

                      R-TEC HOLDING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          September 30, 2002 and 2001

NOTE D - OTHER ASSETS

      Other assets consist of:

           Software                                              $ 76,327
           Accumulated amortization                               (46,251)
                                                                 --------

                                                                 $ 30,076
                                                                 ========

The estimated useful life of software is three years.

NOTE E - INVENTORY

Parts inventory is stated at the lower of cost (first-in, first-out method) or market.

Inventories consist of:

      GCI inventory                                                $26,900
      Parts inventory                                               27,229
                                                                   -------

                                                                   $54,129
                                                                   =======

NOTE F - DEBT

Debt issuances for the quarter ended September 30, 2002 are as follows:

Convertible note payable to Benjamin Coleman,
monthly interest only payments at 12%,
principal due July 2003, convertible to
common stock, unsecured                                                 $ 95,900

Convertible note payable to Janice Baumer,
monthly interest only payments at 12%,
principal due August 2003, convertible to
common stock, unsecured                                                   25,000

Convertible note payable to Gordon Johnson,
monthly interest only payments at 12%,
principal due August 2003, convertible to
common stock, unsecured                                                  100,000

Convertible note payable to James Haney,
monthly interest only payments at 12%,
principal due August 2003, convertible to
common stock, unsecured                                                   30,000

Convertible note payable to Fe Juachon,
monthly interest only payments at 12%,
principal due July 2003, convertible to
common stock, unsecured                                                   50,022
                                                                        --------

                                                                        $300,922
                                                                        ========

                      R-TEC HOLDING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          September 30, 2002 and 2001

The debt issuances listed above contain a conversion feature that allows the principal and accrued interest to be converted within thirty days prior to the maturity date, at the option of the holder, into shares of common stock of the Company. The conversion price equals 75% of the fair market value of the Company's common stock, determined as of the date of the conversion notice.

NOTE G - EMPLOYEE STOCK OPTIONS

Effective December 12, 2000, the Board of Directors of Company adopted a stock option plan which allows for the grant of options for up to 2,000,000 shares of the Company's Common Stock to officers, directors or key employees of the Company, consultants of the Company or employees of companies that do business with the Company. The plan allows for granting incentive stock options to employees and non-qualified stock options to all other parties. The plan provides for the options to be granted on incentive stock options at a price equal to the market price of the stock and at a price of not less than 85% of the market price of the stock for non-qualified stock options. The plan further allows for the option period to not exceed five years for the incentive stock options and not to exceed ten years for the non-qualified stock options. During 2002, a total of 331,920 employee stock options were granted. These options have exercise prices at $.50.