Form 10KSB
period 2002-12-31
R-TEC HOLDING INC
filed 2003-03-31
CIK 1112279

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

|X|   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
      1934

      For the fiscal year ended December 31, 2002

| | TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ___________ to _____________

                         Commission file number: 0-30463

                               R-TEC HOLDING, INC.

                 (Name of small business issuer in its charter)

           IDAHO                                        82-0515707

(State or other jurisdiction                (I.R.S. Employer Identification No.)
 of incorporation or organization)

 1471 E. Commercial Ave., Meridian, Idaho                    83642

 (Address of principal executive offices)                 (Zip Code)

Issuer's telephone number: (208) 887-0953       FAX:  (208) 888-1757

Securities registered under Section 12(b) of the Exchange Act:

        Title of each class        Name of each exchange on which registered

________________________________   ____________________________________________

________________________________   ____________________________________________

Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock $1.00 par value

                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes | | No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. | |

Registrants revenues for the fiscal year ended December 31, 2002 were $2,672,237.

As of December 31, 2002, there were 21,742,189 shares of the registrant's no par value common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

As referenced in the Exhibit List attached hereto.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

R-Tec Holding, Inc. (the "Company")

R-Tec Holding, Inc., through its subsidiaries (collectively "the Company") develops custom automation solutions to the high-tech industry through its consulting services, prototype development, tooling and manufacturing. The Company also designs and manufacturers high performance test sockets, burn-in sockets and IC interconnect devices for the IC chip industry.

Although R-Tec Holding, Inc., was initially formed as a wholly owned subsidiary of Biogan International, Inc. (Biogan), R-Tec Holding, Inc., has operated as a totally independent and separate entity from Biogan since its formation in August, 1999.

R-Tec Corporation (R-Tec) has been in existence since 1995. On September 27, 1999, R-Tec Holding, Inc. and R-Tec Corporation entered into a definitive agreement under which the shareholders of R-Tec transferred 80% of their common stock holdings of R-Tec Corporation in exchange for 4,266,797 shares of R-Tec Holding, Inc. R-Tec Holding also agreed to contribute its investment of IntorCorp to R-Tec Corporation (IntorCorp was dissolved prior to year end 2002). The transaction closed on November 3, 1999. On November 4, 1999, R-Tec Corporation redeemed the remaining 20% ownership from the shareholders. The redemption resulted in recording a $100,000 note payable to the former shareholders. The stock redemption resulted in R-Tec Corporation being a wholly owned subsidiary of R-Tec Holding, Inc.

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

Developed technology currently includes CAD-based software (computer aided design software), electro-mechanical devices, tool design, PC Board Layout (printed circuit board layout technology from concept to manufactured product), International CE-Marked products (a quality designation in Europe similar to "UL" marked products in the US) Machine Vision, Specialty Tooling, Engineering Design, Motion Control, Robotics, Software Development, PLC Programming (programmable logic controller which is a low level computer for controlling functions).

Significant clients of R-Tec Corporation include Iomega Corporation, Hewlett Packard, Pro-Precision Machining, Steelhead Metals, SCP Global Technologies, System Integration

(Division of Micron), Intel, TECHNIT Interconnection Products, 3Com Corporation, Preco, Inc., Motorola, Micron Communications, Inc., Palm, Raytheon, Ford Microelectronics, Inc., and Anadigics.

From 1998 through July 16, 2001, distribution of products and services was primarily made through Browand, LaMeire & Associates (B.L.& A.), a Manufacturer's Representative firm who maintained sales representative agents in the US, Europe and Asia. B.L.& A. had four representative firms in the U.S. with twelve sales persons, three European agents for Germany, France and England, and five Asian agents for Singapore, Malaysia, Taiwan and Japan. In December of 2000, the principals of B.L.&A. were hired as management employees to oversee the internal development of marketing efforts. Effective July 17, 2001, the Company acquired certain assets of B.L.&A., primarily customers contact lists, in exchange for 380,000 shares of R-Tec Holding, Inc. stock valued at $1.00 per share, and continued to solidify its position of bringing the marketing and distribution expertise of B.L.&A. in-house.

See additional discussion in the following section, "R-Tec Interconnect Inc., a subsidiary of the Company."

Prior to July 3, 2001, certain functions of some projects were, when needed, contracted to R-Tec Machine Tools, Inc., an Idaho corporation, in which Doug Hastings and Gary Clayton owned a combined 50% interest. R-Tec Machine Tools, Inc conducted business as a machine shop in the same building as R-Tec Corporation (See "Certain Relationships and Related Transactions "). However, some machine work was also contracted with other machine shops depending on time of delivery constraints. R- Tec Machine Tools, Inc. exclusively machined raw metal into custom parts on contract with its customers, one of which was R-Tec Corporation. Effective July 3, 2001, R-Tec Machine Tools, Inc. was acquired by R-Tec Corporation in a stock for stock acquisition. Joe Hawkins, Walter Hinkle, Gary Clayton, and Doug Hastings, each 25% owners of R-Tec Machine Tools, Inc., received an aggregate 291,248 shares of R-Tec Holding, Inc. stock valued at $1.00 per share.

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

During 1999 R-Tec Corporation had approximately 43 customers with material contractual agreements, four of the customers provided in excess of 10% of annual revenues, i.e. 3COM Corporation, Micron System Integration, Palm Computing, Inc., and Performance Design, Inc., for a combined total of 52.2% from the four. During 2000, R-Tec Corporation had approximately 30 customers with material contractual agreements, two of the customers provided in excess of 10% of annual revenues, i.e., MSL Salt Lake and Palm Computing. During 2001, R-Tec Corporation and merged entities had approximately 18 customers with material contractual agreements, 3 of the customers provided in excess of 10% of annual revenue, i.e., 3com, MSL Salt Lake, and Palm Computing. During 2002, R-Tec Corporation had approximately 24 customers with material contractual agreements, two of the customers, i.e., 3Comm Corporation and Palm Computing, Inc., provided in excess of 10% of annual revenues, for a combined total of 34.54% of total revenues.

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

Excluding the $190,000 of R&D expenses associated with the initial merger, during 1999 R-Tec Corporation did not expend material funds on research and development. Any significant activity that may be considered as research and development has been only in connection with the performance under a contract with a customer for services and/or products the cost of which has been paid by the customer as part of the contract terms. In 2000 and 2001, material funds spent on research and development were not generally accounted for on the income statement; strictly as R&D, as these efforts were directed for customers' benefits on a contractual basis. In 2002, R&D accounted for $64,525 in expenses; these expenses were not part of a contractual basis.

Presently, there are no material costs or effects of compliance with environmental laws for R-Tec Corporation. Management is aware however, that with the implementation of its production facility for the GCI(TM) product group, it will be incumbent upon the Company to ensure strict compliance with any environmental laws. The GCI(TM) production line became operational in January, 2003.

R-Tec Corporation currently employs 28 full time employees and 8 part time employees in the Boise office and 2 full time employees in the Utah office. See discussion of Utah office and employees under Item 2 "Description of Property."

R-TEC INTERCONNECT, INC. A SUBSIDIARY OF THE COMPANY

R-Tec Interconnect, the newly formed subsidiary of R-Tec Holding, Inc., as previously discussed, was merged into R-Tec Corporation effective September 1, 2001. The products and product group previously contained within R-Tec Interconnect, will continue in R-Tec Corporation. Common resources are being utilized to help develop the IC products and to focus on minimizing overhead costs.

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

Production for the testing devices is accomplished by using existing engineering resources within R-Tec Corporation's personnel group and by outsourcing some facets of the production needs. All assembly of manufactured products is accomplished within the Company's current facilities. With the addition of the GCI(TM) production facility, it is anticipated that the Company will become more competitive, have faster response time to customers, and be able to better control product quality.

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

ITEM 2.  DESCRIPTION OF PROPERTY.

DESCRIPTION OF PROPERTY OF R-TEC CORPORATION (SUBSIDIARY)

R-Tec Corporation is a tenant in a single purpose industrial building located at 1471 E. Commercial Avenue, in Meridian, Idaho. The building is owned by H2C2 & Associates, LLC, an Idaho limited liability company (owned by Mr. and Mrs. Hastings and Mr. and Mrs. Clayton, shareholders of R-Tec Corporation) and leased 100% to R-Tec Corporation under a 5 year lease expiring December 30, 2004. See, "Certain Relationships and Related Transactions" under ITEM 12. The building was constructed in 1998 according to the applicable commercial building code requirements, on approximately 1.36 acres of land, and includes a parking area of 20 spaces.

R-Tec Corporation office space consists of approximately 2,000 square feet, and includes a reception area, conference room, and 6 individual offices. The assembly and manufacturing areas consist of approximately 4,000 square feet. The rent is at the rate of $4,365 per month, subject to Cost of Living Index increases on an annual basis. The Company leased in 2001 an additional office trailer, approximate size of 12 feet by 50 feet. In December 2002, the Company discontinued its lease of the office trailer and consolidated personnel in the main office building.

In December of 2000, R-Tec Corporation entered into a lease agreement for office and production space for a satellite division of R-Tec Corporation, i.e., Creative Test Solutions, in North Salt Lake, Utah. The Creative Test Solutions division houses the software engineering support group for R-Tec Corporation. Creative Test Solutions is not a separate legal entity but is recognized as a part of the R-Tec Corporation structure. The office space in Utah consists of approximately, 2,400 square feet of combined office and warehouse space with monthly lease payments of $1,320 per month and additional expenses as per a triple net lease agreement. All operating expenses including employment reimbursement and taxes are paid directly from the Corporate offices in Meridian, Idaho and are included in the expense structure of R-Tec Corporation. Currently, two employees, Alan Ashcroft and Nyle Stewart, work at the Utah office under the supervision of Gary Clayton.

In March 2002, the Company entered into a one year lease agreement, with the option to renew for one year, for office and manufacturing space for the interconnect products manufacturing facility. The facility is within the proximity of several blocks of the corporate office and is located at 703 and 705 N. Ralstin, in Meridian, Idaho. Monthly rent is $1,550 triple net.

R-Tec Holding, Inc. does not have any separate corporate offices, but uses, when required, the offices of R-Tec Corporation for its purposes, without the payment of any rent or other obligation, until such time as independent offices may be required.

Except for the described leasehold interest in the occupied premises by R-Tec Corporation, R-Tec Holding does not have any investments in real estate, nor interests in real estate, real estate mortgages, nor securities of or interests in persons primarily engaged in real estate, activities.

Holding's New Interconnect Manufacturing Facility

R-Tec Holding, Inc., through its subsidiary R-Tec Corporation, completed construction of a new 3,000 sq. ft. manufacturing facility late in the fourth quarter of 2002. This state of the art interconnect manufacturing facility started shipping customer orders and expects to see substantial orders and revenue growth throughout 2003.

The facility will enable R-Tec to manufacture all GCI(TM) products locally. Expected results of R-Tec's latest expansion include reduced production costs, greater quality control, handling of larger product volumes and faster product shipments. The in-house manufacturing process will also enable R-Tec to continue providing additional product niches within the interconnect sectors, including silicone wafer testing, known good die testing and flex circuit manufacturing.

ITEM 3.  LEGAL PROCEEDINGS

There were no material legal proceedings to report at fiscal year end 2002.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      a) An annual meeting of shareholders was held on the 19th day of November, 2002.

      b)    The following directors received a plurality of votes:

                             Douglas G. Hastings
                             Gary A. Clayton
                             Rulon L. Tolman

                             David R. Stewart

      c) Amendment to the Articles of Incorporation approved to increase the authorized shares of voting common stock from 30,000,000 to 60,000,000 shares.

                          Votes For          Votes Against
                          --------------------------------
                          14,919,806           1,578,960


     c)     Other matters of voting included:

                  ratification of Balukoff, Lindstrom, & Co., P.A. as the company's independent auditors. Voting was tabulated and the results were as follows:

                       Votes For         Against or Abstaining
                       ---------------------------------------
                       14,919,806            1,578,960

                                     PART II

ITEM  5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

Market Information

The Registrant's stock is publicly traded on the OTC BB under the symbol RTHG. Public trading was initiated July 2, 2001.

Quarterly prices for the stock are as follows:

Year 2001                        Stock price High           Stock price Low
-------------------------------------------------------------------------------

3rd quarter 2001                    $ 7.25                      $ 0.01
4th quarter 2001                    $ 0.85                      $ 0.31

Year 2002                       Stock price High            Stock price Low
-------------------------------------------------------------------------------

1st quarter 2002                    $ 0.70                      $ 0.20
2nd quarter 2002                    $ 0.40                      $ 0.10
3rd quarter 2002                    $ 0.30                      $ 0.12
4th quarter 2002                    $ 0.23                      $ 0.10

Holders of Record of Each Class of Common Equity.

Class                                   Date of Reporting   No.of Shares Held
-------------------------------------------------------------------------------

Series A Convertible Preferred              12-31-02          2,781,564
Common Stock                                12-31-02          21,742,189

Unregistered Equity Securities Sold by Registrant During 2002.

Series "A" Preferred Stock

During 2002, the Company received no subscriptions from Series "A" Preferred Stock sold to existing shareholders of such stock.

Common Stock

During 2002 Registrant issued 2,732,984 shares of common stock of Registrant without registration under the Securities Act in private transactions to the class of persons indicated, for consideration of cancellation of debt, services rendered, and cash.

The described stock transactions were exempt from registration under the provisions of Section 4(2) of the Securities Act of 1933, as amended.

Convertible Debentures

During 2002, the Company issued convertible debentures without registration under the Securities Act in private transactions in the amount of $895,000. The convertible debt contain a conversion feature that allows for payment of interest only until 30 days prior to the maturity date, at which time principal and accrued interest may be converted to stock, at the option of the holder, into shares of common stock of the Company. The conversion price equals 75% of the fair market value of the Company's common stock, determined as of the date of the conversion notice. See Note I in "notes to financial statements" herein attached for additional information.

ITEM  6. MANAGEMENT'S DISCUSSION AND ANALYSIS AND/OR PLAN OF OPERATION.

The following discussion contains forward-looking statements that involve known and unknown risks and uncertainties which may cause actual results in future periods to differ materially from those indicated herein as a result of a number of factors. When the Company uses words like "may," "believes," "expects," "anticipates," "should," "estimate," "project," "plan," their opposites and similar expressions, the Company is making forward-looking statements. These expressions are most often used in statements relating to business plans, strategies, anticipated benefits or projections about the anticipated revenues, earnings or other aspects of our operating results. We make these statements in an effort to keep stockholders and the public informed about our business, and have based them on our current expectations about future events. Such statements should be viewed with caution. These statements are not guarantees of future performance or events. As noted elsewhere in this report, all phases of our business are subject to uncertainties, risks and other influences, many of which the Company has no control over. Additionally, any of these factors, either alone or taken together, could have a material adverse effect on the Company and could change whether any forward-looking statement ultimately turns out to be true. The Company undertakes no obligation to publicly release updates or revisions to these statements. The following discussion should be read in conjunction with audited consolidated financial statements and the notes thereto for the year ending December 31, 2002, included elsewhere in this Form 10-KSB.

Corporate Structure

The Company did not undergo any significant restructuring changes during 2002. Product groups remained consolidated into one operating entity, R-Tec Corporation. The product groups include: 1) the custom engineered automation group, 2) the interconnect devices group, 3) the retail machine shop sales group, and 4) the software solutions product group. The custom engineered automation group and the retail machine shop sales group are located within the Company's main location, the software solutions product group is located at the Utah office location, and the interconnect devices group is located in the Company's new plant in Meridian, Idaho, at 703 and 705 N. Ralstin St.

IntorCorp, which was a separately owned corporation of R-Tec Corporation, was dissolved prior to the end of 2002. The motor technology from IntorCorp has been transferred into R-Tec Corporation for possible future development. There were no operating activities within IntorCorp during 2002.

Performance Overview

Revenues:

The Company recognized revenues of $2,672,237 for year end 2002, compared with $2,209,826 for year end 2001, an increase of $462,411, or 21%.

Within the product groups, custom engineered sales decreased from $2,046,049 to $1,797,877, interconnect sales increased from $107,689 to $619,558, software solution sales decreased from $22,476 to $16,142, retail machine shop sales increased from $5,669 to $44,606, and other sales increased from $27,943 to $194,054, respectively year 2001 to 2002. Of the product groups, custom engineered sales and interconnect sales accounted for the majority of sales.

Custom engineered sales are dependent primarily upon the availability of and spending of funds for capital acquisitions from the Company's primary customers. With the continued sluggish economic conditions, especially within the Company's primary sector for this product group, i.e., high technology, new product orders were difficult to find. Several of the large projects were continuations from efforts initiated in a prior year. It is not anticipated that this product group will experience any significant growth within year 2003 arising solely from economic expansion. In order to augment sales within this product group, the Company is seeking to expand its customer base into new areas where variations of its existing products and technologies might be adaptable. For example, with its vision inspection applications, the Company's sales personnel and engineers are researching the viability of adapting existing technologies for use within the wood products sector.

For the interconnect products group, sales continued to grow in 2002 as the Company introduced its products to a broadening customer base. Within this product group, sales are expected to continue to grow in 2003 as new customers are added and as new product variations are designed and introduced into the market to meet existing customer needs. With the on-line capability of the Company's new plant for the manufacture of interconnect products, the Company expects its quality and capacity to support anticipated growth. The Company feels its proprietary interconnect products are positioned for growth in revenues due to the technological changes in the IC testing industry. Particularly, as the size of IC chips decreases, creating tighter tolerance issues, and the speed of the chips increases, creating challenging electrical testing parameters, the Company feels its products are positioned to capture market share as other competitive products suffer from technological obsolescence.

The other product groups only accounted for approximately 10% of sales. It is not anticipated that significant growth will occur within these other product groups. The Company does seek opportunities within these other groups to fill in excess capacity when available.

Profitability:

The Company recognized losses of ($1,566,370) in year 2002, compared to ($1,439,903) in year 2001. The increase in losses of $126,467, representing an increase of 9%, resulted from several factors. The primary contribution came from a one-time impairment of intangible assets. Specifically, goodwill and customer lists were written down by $429,952. In addition, research and development increased from $3,150 in 2001 to $64,525 in 2002 and interest expense increased from $38,303 in 2001 to $158,037 in 2002.

Gross profit increased from $533,372 or 24% in 2001 to $724,534 or 27% in 2002, an increase of $191,162 or 36%. The increase in gross profit as a percentage of sales came primarily from a decrease in material and labor costs.

Selling, general and administrative expenses decreased from $1,881,400 in 2001 to $1,574,243 in 2002, a decrease of $307,157, or 16%. The decrease reflects a concerted effort on the part of management to control costs associated with overhead expenses.

In January 2003, the Company reduced its workforce by 16%, continuing its efforts to trim overhead expenses. The layoffs occurred primarily in areas reflecting administrative functions and excess production capacity. The Company is not anticipating additional workforce reductions in the near term.

Net loss per common share for year end 2002 on weighted shares outstanding of 21,250,289, was ($0.07) compared to ($0.08) on weighted shares outstanding of 17,761,069, for year end 2001.

Changes in Financial Condition

At December 31, 2002, current assets were $873,517, with current liabilities of $1,178,965, resulting in a current ratio of .74, compared to $558,943 and $394,734 respectively for year 2001, and a corresponding current ratio of 1.42.

Current assets increased by $314,574 year 2001 to 2002, due primarily to an increase in accounts receivable, inventory, and prepaid expenses. Current liabilities increased by $784,231, year to year, primarily due to an increase in short term convertible debentures. The convertible debentures may be converted to stock at the option of the holder, upon the date of maturity. To the extent the convertible debentures are converted to stock or equity, they will relieve short term liabilities. Management does not yet know the disposition of the holders of the convertible debentures regarding the potential for conversion to equity.

Changes in accounting procedures on the balance sheet included, as previously mentioned, impairment of intangible assets with a one time write down of $429,952 for goodwill and customer lists in accordance with Financial Accounting Standards Board (FASB) No. 142 and No.144.

Equipment and leasehold improvements, net of cost and accumulated depreciation increased from $628,957 in 2001 to $888,247 in 2002.

Liquidity and Capital Resources

Liquidity remains one of the major challenges for the Company. The inclusion of the short-term convertible debentures in the amount of approximately $895,000, reduces the current ratio from approximately 3.08 to .74. Management recognizes the critical nature of funding the convertible debentures either through conversion to equity or cash payments. The Company will continue to seek additional funding opportunities. Some flexibility exists in dealing with the convertible debentures as the maturity dates are staggered throughout the remainder of 2003.

At the annual shareholders meeting held in November 2002, the Board of Directors authorized, and the stockholders voted to ratify, an additional 30 million shares of common stock. It is not anticipated that the Company will need to use all of the additional shares authorized, but may need to allocate some shares for additional capital funding.

In order to increase capital resources and strengthen liquidity the Company may seek partnership arrangements with larger, established corporations which have distribution channels in place that would be synergistic to the Company's existing product lines. Partnerships of this nature may include funding for continued product research and joint development, or for development of additional market opportunities.

The Company recognizes that to the extent it continues to have a negative cash flow position, it will need to seek additional capital funding from external investors.

Company Strategy

The Company continues to focus on minimizing expenses, in the areas of cost of goods sold as well as overhead expenses. Excess labor costs have been trimmed for the short term to facilitate this strategy. Where possible, the Company also is working on maximizing profitability on bidding opportunities.

With the completion of the interconnect products manufacturing plant, the Company is aggressively introducing its interconnect products to new customers and is reviewing new product opportunities that would be compatible with the plant's capabilities. Management feels it has a product introduction period of 6 to 12 months prior to establishing, substantial, repeat orders with existing clients. Management does feel however, that upon product acceptance, sales should increase rapidly with existing customers. The plant capacity will support significant increases in sales as currently constructed.

In addition, the Company has been approached with new opportunities for its proprietary GCI(TM) products. Presently, the new product modifications are being tested by existing customers for future applications. The Company feels that if the new modifications are successful, significant, short-term revenues will result.

Longer term, the Company is organizing strategic plans to expand its product lines in the interconnect sector to provide a complete package solution. With the existing product lines, the Company is reviewing the potential of the design and manufacture of testing handlers, which would be compatible with existing Company products. The addition of the capital equipment handlers with the consumable testing products, could potentially create a captive market in some testing sectors.

As previously mentioned, in order to increase sales in engineered automation products, the Company's marketing group is aggressively exploring other market segments that would build upon the engineering group's core competencies. The Company is currently manufacturing its first project for the food services industry. Also, bids have been placed for opportunities in the wood products industry, for modified products utilizing known technology the Company has successfully developed in previous projects. It is anticipated by management, that this shift from a single market segment within the automation products to multiple market segments will increase revenues by the 3rd and 4th quarters of 2003.

In negotiations with several large, well established companies, with worldwide activities, the Company has recognized the weakness of its distribution channels. With this in mind, the Company has engaged in discussions with larger distributors who have existing vendor acceptance arrangements with the larger companies. By utilizing the existing distribution channels, it is felt the Company may be able to realize additional revenue increases for its products. The companies selected for this type of partnering, have similar product lines that could utilize the proprietary products of R-Tec.

Due to the current financial condition, the Company will necessarily need to seek additional capital funding. First, the Company will continue to seek smaller investments that will minimize dilution of the existing stockholder base. Funding from these sources will be used for operations and to retire convertible debentures in the event holders of those investment instruments choose not to convert to equity. Secondly, the Company will pursue larger funding partners whose existing product lines would be compatible. These funds would be used for longer term planning and development of products such as the testing handlers as mentioned above. Management recognizes that the latter type of funding would necessitate a greater dilution of stockholder equity, but feels, with the right partner, it may be the most prudent approach to strengthen the Company's financial position.

Income Taxes

Income taxes are provided for temporary differences between financial and tax basis income. The components of net deferred taxes are as follows at December 31, 2002, using a combined deferred tax rate of 40%:

Deferred tax asset from:
     Net operating loss carryforward                             $ 1,015,000
     Fixed assets                                                     44,000
     Stock options                                                   100,000
     Bad debt reserve                                                  8,000
                                                                 -----------
                                                                   1,167,000
Deferred tax liability from:
     Valuation allowance                                          (1,167,000)
                                                                 -----------

Net deferred tax                                                 $        --
                                                                 ===========

The following reconciles the federal tax provisions with the expected provisions by applying statutory rates (34%) to income before income taxes as of December 31:

                                                                    2002
                                                                ----------
   Provision at statutory rate                                  $ (510,000)
   State income taxes, net of federal expense                      (60,000)
   Non-deductible interest expense                                   7,000
   Goodwill impairment                                              67,000
   Change in valuation allowance                                   496,000
                                                                ----------

   Income tax expense                                           $       --
                                                                ==========

The net operating loss carry forward at December 31, 2002, for federal tax purposes of approximately $2,550,000 begins to expire in the year 2020.

The following reconciles the federal tax provisions with the expected provisions by applying statutory rates (34%) to income before income taxes as of December 31, 2001:

                                                         2001            2000
                                                      -----------    -----------

Provision at statutory rate                            $(470,000)     $(141,622)
State income taxes, net of federal expense               (83,000)        (1,923)
Effect of graduated rates                                (23,000)        10,376
Effect of merger                                          40,000             --
Change in valuation allowance                            536,000        121,265
Other                                                         --           (989)
                                                       ---------      ---------

Income tax expense (benefit)                           $      --      $ (12,893)
                                                       =========      =========

The net operating loss carry forward at December 31, 2001, for federal tax purposes of approximately $1,550,000 begins to expire in the year 2020.

Recently Issued Accounting Statements

In April 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections ". SFAS 145 slightly changes and clarifies the accounting for the extinguishment of long-term debt and eliminates inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Under current operations, adoption of SFAS 145 is not expected to have a material impact on the Company's results of operations or financial position. SFAS 145 will be effective for the Company's fiscal year ending December 31, 2003, although earlier adoption is permitted.

In June 2002, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS 146 changes the accounting for costs associated with exit or disposal activities. Under current operations, adoption of SFAS 146 is not expected to have a material impact on the Company's results of operations or financial position. SFAS 146 will be effective for the Company's fiscal year ending December 31, 2003, although earlier adoption is permitted.

In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The Interpretation elaborates on the disclosures to be made by sellers or guarantors of products and services, as well as those entities guaranteeing the financial performance of others. The Interpretation further clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the obligations it has undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this Interpretation are effective on a prospective basis to guarantees issued or modified after December 31, 2002, and the disclosure requirements are effective for financial statements of periods ending after December 15, 2002. The Company believes that its disclosures with regards to these matters are adequate as of December 31, 2002.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123. This Statement amends FAS 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, it amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. As of December 31, 2002, the Company continued to follow the intrinsic value method to account for stock-based employee compensation. The additional disclosure requirements of this Statement are effective for financial statements for interim periods beginning after December15, 2002.

ITEM 7:  FINANCIAL STATEMENTS


                        Consolidated Financial Statements

                               R-TEC HOLDING, INC.
                                 AND SUBSIDIARY

                           December 31, 2002 and 2001

TABLE OF CONTENTS

                                                                        Page No.
                                                                        -------

INDEPENDENT AUDITORS' REPORT .....................................        1

FINANCIAL STATEMENTS

  Consolidated Balance Sheet .....................................        2

  Consolidated Statements of Operations ..........................        3

  Consolidated Statements of Cash Flows...........................        4

  Consolidated Statements of Changes in Shareholders' Equity......        5

  Notes to Consolidated Financial Statements .....................        6

                          INDEPENDENT AUDITORS' REPORT


To the Shareholders and Board of Directors
R-Tec Holding, Inc. and Subsidiary
Boise, Idaho

We have audited the accompanying consolidated balance sheet of R-Tec Holding, Inc. and Subsidiary as of December 31, 2002, and the related consolidated statements of operations, cash flows, and changes in shareholders' equity for the years ended December 31, 2002 and 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of R-Tec Holding, Inc. and Subsidiary as of December 31, 2002, and the results of their operations and their cash flows for the years ended December 31, 2002 and 2001, in conformity with U.S. generally accepted accounting principles.


/s/ Balukoff, Lindstrom & Co. P.A.

Boise, Idaho
February 21, 2003

                       R-TEC HOLDING, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                December 31, 2002

Current assets
    Cash                                                                        $  172,572
    Accounts receivable (net of $20,177
       allowance for doubtful accounts)                                            478,529
    Costs and estimated earnings in excess
       of billings on uncompleted contracts                                         72,723
    Income taxes receivable                                                         15,295
    Inventory                                                                       35,941
    Prepaid expenses                                                                98,457
                                                                                ----------
                                                    Total current assets           873,517
Equipment and leasehold improvements, at cost,
    net of accumulated depreciation                                                888,247
Other assets, at cost, net of accumulated
    amortization                                                                    24,775
                                                                                ----------
                                                    Total assets                $1,786,539
                                                                                ==========
Current liabilities
    Accounts payable                                                            $  107,569
    Accrued expenses                                                                84,797
    Billings in excess of costs and estimated
      earnings on uncompleted contracts                                             61,594
    Notes and leases payable, current portion                                      925,005
                                                                                ----------
                                                    Total current liabilities    1,178,965

Accrued preferred dividends payable                                                161,780
Notes and leases payable, less current portion                                     110,013
Notes payable to related parties                                                   200,000
                                                                                ----------
                                                    Total liabilities            1,650,758
Shareholders' equity
    Series A cumulative convertible preferred
       stock, par value $0.23437 per share,
       5,000,000 authorized, 2,781,564 shares
       issued and outstanding                                                      651,100
    Common stock, no par value per share,
       60,000,000 authorized, 21,742,189 shares
       issued and outstanding                                                    2,834,082
    Additional paid-in capital                                                     514,123
    Accumulated deficit                                                         (3,863,524)
                                                                                ----------
                                                    Total shareholders' equity     135,781
                                                                                ----------
                                    Total liabilities and shareholders' equity  $1,786,539
                                                                                ==========

                             See accompanying notes

                       R-TEC HOLDING, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     Years Ended December 31, 2002 and 2001

                                                                  2002            2001
                                                              ------------    -----------
Revenues                                                      $  2,672,237    $ 2,209,826

Operating costs                                                  1,947,703      1,676,454
                                                              ------------    -----------
                                                Gross profit       724,534        533,372

Selling, general and administrative expenses                     1,574,243      1,881,400
Research and development                                            64,525          3,150
Loss on asset impairment                                           429,952             --
                                                              ------------    -----------
                                              Operating loss    (1,344,186)    (1,351,178

Interest expense                                                  (158,037)       (38,303)
Interest income                                                      2,516          8,177
                                                              ------------    -----------
                                                                  (155,521)       (30,126)
                                                              ------------    -----------
Loss before income taxes                                        (1,499,707)    (1,381,304)
Income taxes expense (benefit)                                          --             --
                                                              ------------    -----------
                                                    Net loss    (1,499,707)    (1,381,304)

Preferred stock dividends                                           66,663         58,599
                                                              ------------    -----------
                   Net loss available to common shareholders  $ (1,566,370)   $(1,439,903)
                                                              ============    ===========

Net loss per common share                                     $      (0.07)   $     (0.08)
Weighted average shares outstanding                             21,250,289     17,761,069

                             See accompanying notes

                       R-TEC HOLDING, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Years Ended December 31, 2002 and 2001


                                                                        2002           2001
                                                                     -----------    -----------
Cash flows from operating activities
     Net loss                                                        $(1,499,707)   $(1,381,304)
     Adjustments to reconcile net loss to net
         cash used by operating activities
         Depreciation and amortization                                   259,954        153,903
         Write-down of impaired assets                                   429,952             --
         Options issued for consulting services                           82,240        251,101
         Common stock issued for services                                     --         18,876
         Changes in assets and liabilities
             Accounts receivable                                        (327,681)       360,676
             Costs and estimated earnings in excess
               of billings on uncompleted contracts                      (20,696)       150,503
             Prepaid expenses                                            (22,020)            --
             Inventory                                                   (35,941)            --
             Accounts payable                                            (97,238)        41,961
             Accrued expenses                                             56,306        (73,670)
             Billings in excess of costs and estimated
               earnings on uncompleted contracts                          61,594        (94,663)
                                                                     -----------    -----------
                             Net cash used by operating activities    (1,113,237)      (572,617)

Cash flows from investing activities
     Purchase of equipment and other assets                             (408,450)      (456,830)

Cash flows from financing activities
     Collections on loans                                                 15,110          6,140
     Proceeds from common stock                                          701,327      1,112,634
     Proceeds from notes payable                                       1,003,922        200,000
     Payments on debt                                                   (356,144)       (35,917)
                                                                     -----------    -----------
                         Net cash provided by financing activities     1,364,215      1,282,857
                                                                     -----------    -----------
                                              Net increase in cash      (157,472)       253,410
Beginning cash                                                           330,044         76,634
                                                                     -----------    -----------
                                                       Ending cash   $   172,572    $   330,044
                                                                     ===========    ===========


Supplemental disclosures of cash flow information
     Interest paid                                                   $   143,773    $    31,262
     Noncash investing and financing activities
         Preferred stock dividends payable                           $    66,664    $    58,599
         Note payable paid through issuance of a note payable from
             another party                                           $    50,000    $        --
         Write-down of impaired assets                               $   429,952    $        --
         Notes payable to related party converted to common stock    $        --    $    65,000
         Accrued expenses converted to notes payable                 $        --    $   169,295
         Accrued expenses converted to common stock                  $        --    $    18,876
         Acquisition of assets, net of liabilities of $113,806
             with common stock                                       $        --    $   557,442

                             See accompanying notes

                       R-TEC HOLDING, INC. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF CHANGES
                             IN SHAREHOLDERS' EQUITY
                     Years Ended December 31, 2002 and 2001



                                                                            Additional
                                         Common    Preferred  Accumulated     Paid-in
                                         Stock       Stock      Deficit       Capital      Total
                                      ----------   --------   -----------    --------   -----------
      Balance at December 31, 2000    $  280,731   $651,100   $  (857,251)   $107,439   $   182,019

Net loss                                      --         --    (1,381,304)         --    (1,381,304)
Dividends                                     --         --       (58,599)         --       (58,599)
Common stock issuances                 1,852,024         --            --          --     1,852,024
Non employee stock options                    --         --            --     251,101       251,101
                                      ----------   --------   -----------    --------   -----------
      Balance at December 31, 2001     2,132,755    651,100    (2,297,154)    358,540       845,241

Net loss                                      --         --    (1,499,707)         --    (1,499,707)
Dividends                                     --         --       (66,663)         --       (66,663)
Common stock issuances                   701,327         --            --          --       701,327
Non employee stock options                    --         --            --      82,240        82,240
Intrinsic value of conversion
features on notes payable                     --         --            --      73,343        73,343
                                      ----------   --------   -----------    --------   -----------

      Balance at December 31, 2002    $2,834,082   $651,100   $(3,863,524)   $514,123   $   135,781
                                      ==========   ========   ===========    ========   ===========

                             See accompanying notes

                       R-TEC HOLDING, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001


NOTE A - SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

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

                       R-TEC HOLDING, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001


Concentrations of Credit Risk

The Company is engaged primarily in the manufacture and sale of manufacturing equipment, primarily to the high-tech industry throughout the United States. The Company provides credit in the normal course of business to its customers and performs ongoing credit evaluations of those customers. It maintains allowances for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends, and other information. Credit losses, when realized, have been within the range of the Company's expectations and, historically, have not been significant. The Company generally requires no collateral from its customers.

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and trade accounts receivables. The Company places its temporary cash investments with financial institutions and limits the amount of credit exposure to any one financial institution. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company's customer base and their dispersion across different geographic areas. As of December 31, 2002, the Company's only significant concentrations of credit risk is the high-tech industry in which it serves.

Cash Equivalents

The Company considers all highly liquid investments maturing in three months or less as cash equivalents.

Trade Accounts Receivable

Trade accounts receivable are recorded net of an allowance for expected losses. The allowance is estimated from historical performance and projections of trends.

Inventories

Raw material inventories and finished goods inventories purchased for resale are stated at the lower of cost (last-in, first-out method) or market.

Equipment and Leasehold Improvements

Capital additions are classified as equipment and leasehold improvements and are recorded at cost. Depreciation and amortization is recorded by use of the straight-line method. The book value of each asset is reduced by equal amounts over its estimated useful life.

                       R-TEC HOLDING, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001


Maintenance and repairs are charged to operations as incurred. When an asset is disposed of, accumulated depreciation is deducted from the original cost, and any gain or loss arising from its disposal is credited or charged to operations.

Investment in IntorCorp

R-Tec has a 50% ownership interest in IntorCorp. IntorCorp has had no operations since its formation in 1998. The only assets of IntorCorp are in-process research and development technology, which have no value to report in the balance sheet as of December 31, 2002. The technology acquired relates to 5 HP motor technologies, which have not been fully developed and does not currently have alternative future uses.

Significant Customers and Suppliers

The Company recorded revenue from services provided to customers that exceeded 10 percent of total revenue as follows:

                                                      2002            2001
                                                   ----------      -----------

     Company A                                     $  308,270      $   305,756
     Company B                                           --            382,658
     Company C                                        609,028          670,670
                                                   ----------      -----------

                                                   $  917,298      $ 1,359,084
                                                   ==========      ===========

The Company has no vendors that supplied 10% or more of Company purchases.

Income Taxes

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due or recoverable and deferred taxes related primarily to differences between the bases of assets and liabilities for financial and income tax reporting.

Value of Financial Instruments

The Company has a number of financial instruments. The Company estimates that the fair value of all financial instruments, at December 31, 2002, do not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are

                       R-TEC HOLDING, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001


not necessarily indicative of the amounts that the Company could realize in a current market exchange.

Estimates

Management uses estimates and assumptions in preparing financial statements. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and reported revenues and expenses. Significant estimates used in preparing these financial statements include those assumed in determining the collectibility of receivables, computing profit percentages under the percentage-of-completion revenue recognition method, determining the allocation of purchase price on acquisitions, and determining the future revenues and expenses for the purpose of evaluating going concern and impairment on intangible assets. It is at least reasonably possible that the significant estimates used will change within the next year.

Earnings Per Share

Earnings per share are computed by dividing net income applicable to common shareholders by the weighted average number of shares outstanding.

Recently Issued Accounting Statements

In April 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections ". SFAS 145 slightly changes and clarifies the accounting for the extinguishment of long-term debt and eliminates inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Under current operations, adoption of SFAS 145 is not expected to have a material impact on the Company's results of operations or financial position. SFAS 145 will be effective for the Company's fiscal year ending December 31, 2003, although earlier adoption is permitted.

In June 2002, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS 146 changes the accounting for costs associated with exit or disposal activities. Under current operations, adoption of SFAS 146 is not expected to have a material impact on the Company's results of operations or financial position. SFAS 146 will be effective for the Company's fiscal year ending December 31, 2003, although earlier adoption is permitted.

In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of

                       R-TEC HOLDING, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001


Others. The Interpretation elaborates on the disclosures to be made by sellers or guarantors of products and services, as well as those entities guaranteeing the financial performance of others. The Interpretation further clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the obligations it has undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this Interpretation are effective on a prospective basis to guarantees issued or modified after December 31, 2002, and the disclosure requirements are effective for financial statements of periods ending after December 15, 2002. The Company believes that its disclosures with regards to these matters are adequate as of December 31, 2002.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123. This Statement amends FAS 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, it amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. As of December 31, 2002, the Company continued to follow the intrinsic value method to account for stock-based employee compensation. The additional disclosure requirements of this Statement are effective for financial statements for interim periods beginning after December15, 2002.

NOTE B - UNCOMPLETED CONTRACTS

Costs, estimated earnings and billings on uncompleted at December 31, 2002 contracts consist of:

    Costs incurred on uncompleted contracts                          $  39,665
    Estimated earnings                                                  65,321
                                                                     ---------
                                                                       104,986

    Billings to date                                                   (93,857)
                                                                     ---------

                                                                     $  11,129
                                                                     =========
    Balance sheet captions are:
      Costs and estimated earnings in excess of
         billings on uncompleted contracts                           $  72,723

      Billings in excess of costs and estimated
         earnings on uncompleted contracts                             (61,594)
                                                                     ---------

                                                                     $  11,129
                                                                     =========

                       R-TEC HOLDING, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001


NOTE C - INVENTORIES

Inventories at December 31, 2002 consist of:

     Raw materials                                                    $   9,381
     Finished goods                                                      26,560
                                                                      ---------

                                                                      $  35,941
                                                                      =========

NOTE D - PREPAID EXPENSES

During the year ended December 31, 2002, prepaid interest of $157,101 was capitalized as a result of the issuance of convertible notes payable as described in Note I. The prepaid interest is the combination of three components: (1) the intrinsic value of the non-detachable beneficial conversion feature; (2) the value of the common stock issued concurrently with the notes and (3) the pro rata share of commissions paid relating to the intrinsic value of the non-detachable beneficial conversion feature and the convertible note. The prepaid interest is expensed over the period from the inception of the note to the earliest conversion date. Of the amount capitalized, $63,288 was amortized as interest expense for the year ended December 31, 2002.

Prepaid expenses at December 31, 2002 consist of:

     Prepaid rent                                                  $     4,644
     Prepaid interest                                                   93,813
                                                                   -----------

                                                                   $    98,457
                                                                   ===========

NOTE E - EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements December 31, 2002 consist of:

     Equipment                                                     $   946,032
     Vehicles                                                           33,804
     Leasehold improvements                                            118,484
     Office equipment and furnishings                                   96,082
                                                                   -----------
                                                                     1,194,402

     Accumulated depreciation and amortization                        (306,155)
                                                                   -----------

                                                                   $   888,247
                                                                   ===========

                       R-TEC HOLDING, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001


The estimated useful lives of equipment is five to seven years. The leasehold improvements are amortized over the life of the lease.

NOTE F - ACQUISTIONS, INTANGIBLE ASSETS AND GOODWILL

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
                                                     =============

Goodwill is all reported at the entity level as the Company has only a single segment. Goodwill is not amortizable for income tax purposes.

On July 17, 2001, the Company acquired certain assets from Browand, LaMeire & Associates, Inc. (Browand), an Oregon corporation, pursuant to an Asset Purchase Agreement by and between the Company and Browand and its two shareholders, Bill Browand and Jeanette LaMeire.

                       R-TEC HOLDING, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001


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

Intangible Assets and Goodwill

In July 2001, the FASB issued SFAS No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets". SFAS 141 requires business combinations to be accounted for by the purchase method starting July 1, 2001. SFAS 142 requires intangible assets to be amortized over their useful life if determinable. SFAS 141 and 142 were adopted by the Company in 2001. Accordingly, goodwill was not amortized for the Machine Tool purchase and customer lists were amortized over the estimated useful life of four years for the Browand purchase.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144 slightly changes and clarifies the accounting for long-lived assets. SFAS No. 144 was adopted in 2002.

At December 31, 2002, the Company reviewed the carrying value of the goodwill and the customer list in accordance with SFAS 142 and SFAS 144. The Company estimated the fair value for goodwill and the customer list utilizing expected present value of future cash flow projections. These projections indicated that there was no determinable value for these assets. Accordingly, the entire unamortized balances were charged to expense as an impairment loss.

                       R-TEC HOLDING, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001


The loss is aggregated in the caption, "Loss on asset impairment" on the consolidated statements of operations.

The changes in the carrying amount of goodwill and intangible assets for the year ended December 31, 2002, are as follows:

                                                      Goodwill    Customer List     Total
                                                     ----------    -------------- -----------
     Balance as of January 1, 2002                   $ 201,218     $  320,228     $  521,446
     Amortization                                           --        (91,494)       (91,494)
     Impairment                                       (201,218)      (228,734)      (429,952)
                                                     ----------    -----------    ----------

     Balance as of December 31, 2002                 $      --     $       --     $       --
                                                     =========     ==========     ==========

NOTE G - OTHER ASSETS

Other assets at December 31, 2002 consist of:

     Software                                                 $  76,327
     Accumulated amortization                                   (51,552)
                                                              ---------
                                                              $  24,775
                                                              =========

The estimated useful life of software is three years.

NOTE H - NOTES PAYABLE TO RELATED PARTIES

Notes payable to related parties at December 31, 2002 consist of:

   Note payable to Doug Hastings, payable
   in monthly nterest only payments at
   10%, until maturity in
   February 2005, unsecured.                                      $   50,000

   Note payable to Gary Clayton, payable in
   monthly interest only payments at
   10%, until maturity in
   February 2005, unsecured.                                          50,000

                       R-TEC HOLDING, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001


   Note payable to Glen Clayton, interest at 9%,
   payable in full with interest in September
   2004, unsecured.                                                  100,000
                                                                  ----------
                                                                  $  200,000
                                                                  ==========
Maturities in future years are:

         2003                                                     $       --
         2004                                                        100,000
         2005                                                        100,000
                                                                   ---------

                                                                  $  200,000
                                                                  ==========
NOTE I - NOTES PAYABLE

Notes payable at December 31, 2002 consist of:

Convertible note payable, monthly interest only
payments at 12%, principal due
June 2003, convertible to common
stock, unsecured.                                                $ 100,000

Convertible note payable, monthly interest only
payments at 12%, principal due
June 2003, convertible to common
stock, unsecured.                                                  145,900

Convertible note payable, monthly interest only
payments at 12%, principal due
June 2003, convertible to common
stock, unsecured.                                                   50,000

Note payable, 35% interest, due on demand,
secured by certain assets of the Company.                           83,000

Convertible note payable, monthly interest only
payments at 12%, principal due November 2003,
convertible to common stock, unsecured.                             50,000

Convertible note payable, monthly interest only
 payments at 12%, principal due
August 2003, convertible to common
stock, unsecured.                                                   25,000

                       R-TEC HOLDING, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001


Convertible note payable, monthly interest only payments
at 12%, principal due August 2003, convertible to common
stock, unsecured.                                                  100,000

Convertible note payable, monthly interest only
payments at 12%, principal due
August 2003, convertible to common
stock, unsecured.                                                   30,000

Convertible note payable, monthly interest only
payments at 12%, principal due
July 2003, convertible to common
stock, unsecured.                                                   50,022

Convertible note payable, monthly interest only
payments at 12%, principal due
October 2003, convertible to common
stock, unsecured.                                                   25,000

Convertible note payable, monthly interest only
payments at 12%, principal due
October 2003, convertible to common
stock, unsecured.                                                  200,000

Convertible note payable, monthly interest only
payments at 12%, principal due
October 2003, convertible to common
stock, unsecured.                                                   20,000

Convertible note payable, bi-annual interest only
payments at 8% beginning November 2002, principal due
November 2004, convertible at the option of the holder
to common stock of the Company at $.35 per share within
thirty days prior to the maturity date, secured by
certain assets of the Company.                                     100,000
                                                                  --------

                                                                   978,922

            Less current portion                                   878,922
                                                                 ---------

            Long-term portion                                    $ 100,000
                                                                 =========

The convertible debt listed above, unless stated otherwise, contain a conversion feature that allows the principal and accrued interest to be converted within thirty days prior to the maturity date, at the option of the holder, into shares of common stock of the Company. The conversion price equals

                       R-TEC HOLDING, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001


75% of the fair market value of the Company's common stock, determined as of the date of the conversion notice.

Maturities in future years are:

         2003                                          $ 878,922
         2004                                            100,000
                                                       ---------
                                                       $ 978,922
                                                       =========

NOTE J - CAPITAL LEASE PAYABLE

The Company leases equipment under capital leases at December 31, 2002 as follows:

   Capitalized cost                                             $176,358
   Accumulated amortization                                       65,854
   Amortization expense, included in depreciation expense         35,272

Future minimum lease payments due as of December 31, 2002 under the capital lease agreements are as follows:

            2003                                             $48,479
            2004                                              10,380
                                                             -------
            Total minimum lease payments                      58,859

            Less amount representing interest                  2,763
                                                             -------

            Present value of minimum lease payments           56,096

            Less current portion                              46,083
                                                             -------

            Long-term portion                                $10,013
                                                             =======

NOTE K - LEASES

The Company leases its office and manufacturing space from a related party, H2C2. H2C2 is owned by Doug and Rena Hastings and Gary and Patricia Clayton. The lease term expires in December 2004, but may be extended, subject to cost of living increases, for a five-year term at the option of the Company. Doug Hastings and Gary Clayton are Executive Officers of the Company.

The Company has entered into a five-year lease agreement for office space in another state. The

                       R-TEC HOLDING, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001

lease expires January 2006, with annual 3% increases in rent.

The Company has entered into a one year lease agreement for manufacturing space in Meridian, Idaho. The lease expires in March 2003 and includes a one year renewal option.

Future minimum payments under operating lease agreements at December 31, 2002 are:

         2003                                              $ 72,285
         2004                                                65,324
         2005                                                17,828
                                                           --------
                                                           $155,437
                                                           ========

Rent expense for 2002 and 2001 was $84,195 and $54,620, respectively.

NOTE L - PENSION PLANS

The Company has a SIMPLE Pension Plan covering all employees who are at least 21 years of age, worked at the Company for a minimum of 2 years and made at least $2,000 in each of the previous two-year periods. The Plan allows the employee to make elective deferrals up to a maximum of $7,000. The Company is required to make matching contributions of up to 3% of employee wages or $7,000. During the years ended December 31, 2002 and 2001, the Company recorded $16,304 and $12,173 respectively, in contributions.

NOTE M - INCOME TAXES

Income taxes are provided for temporary differences between financial and tax basis income. The components of net deferred taxes are as follows at December 31, 2002, using a combined deferred tax rate of 40%:

Deferred tax asset from:
     Net operating loss carryforward                        $ 1,015,000
     Fixed assets                                                44,000
     Stock options                                              100,000
     Bad debt reserve                                             8,000
                                                            -----------
                                                              1,167,000
Deferred tax liability from:
     Valuation allowance                                     (1,167,000)
                                                            -----------
Net deferred tax                                            $        --
                                                            ===========

                       R-TEC HOLDING, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001


The following reconciles the federal tax provisions with the expected provisions by applying statutory rates (34%) to income before income taxes as of December 31:

                                                         2002            2001
                                                      -----------     ----------

Provision at statutory rate                            $(510,000)     $(470,000)
State income taxes, net of federal expense               (60,000)       (83,000)
Non-deductible interest expense                            7,000             --
Effect of graduated rates                                     --        (23,000)
Effect of merger                                              --         40,000
Goodwill impairment                                       67,000             --
Change in valuation allowance                            496,000        536,000
                                                       ---------      ---------

Income tax expense                                     $      --      $      --
                                                       =========      =========

The net operating loss carry forward at December 31, 2002, for federal tax purposes of approximately $2,550,000 begins to expire in the year 2020.

NOTE N - RELATED PARTY TRANSACTIONS

The Company conducts business with other entities affiliated through common ownership or control.

As described in Note K, the Company leases office and manufacturing space from H2C2. Amounts paid during 2002 and 2001 for rent were $52,380 and $42,908. The Company has also paid H2C2 for utilities, which amounted to $ 0 and $8,169 for 2002 and 2001, respectively.

Interest expense on related party notes payable was $25,772 and $23,258 for 2002 and 2001, respectively.

Shareholders of the Company provide legal and accounting services to the Company. The following amounts were expended:

                                                         2002        2001
                                                       -------     --------

         John Hansen, attorney                         $    --     $  5,290
         Robert Montgomery, attorney                    28,658       32,364
         David Stewart, accountant                      20,250       15,304

                       R-TEC HOLDING, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001


NOTE O - EMPLOYMENT AGREEMENTS

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

In 2001, the Company entered into five year employment agreements with Jeanette LaMeire and Bill Browand. These agreements were terminated in 2002 with no compensation due at December 31, 2002.

NOTE P - PREFERRED STOCK

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

                       R-TEC HOLDING, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001


NOTE Q - GOING CONCERN CONTINGENCY

The Company has incurred net losses during 2002 and 2001 of $1,499,707 and $1,381,304, respectively. Current liabilities exceeded current assets by $305,448 at December 31, 2002. This creates an uncertainty about the Company's ability to continue operations as a going concern. Current operating losses included one-time impairment losses to purchased intangible assets of $429,952. During the same period, the Company reduced its administrative expenses $307,157 or 16%. Additionally, gross profit margins increased from 24% to 27%. As of December 31, 2002 the Company was current on all of its financial obligations and commitments. Subsequent to year-end, management has taken measures to reduce operating and administrative costs by approximately another $350,000, primarily through reduction of excess labor. Completion of the interconnect manufacturing facility in December of 2002 will enable the Company to better manage quality control and new product development at a substantially reduced cost. With the new facility, management is better able to perform on high-volume development projects with national companies. Management is currently pursuing several such projects and is confident that the Company will be successful in obtaining and performing on such projects.

The Company's ability to continue as a going concern is primarily dependent upon three factors: increased sales, maximizing contract profits, and obtaining investor contributions. Management expects sales to increase during 2003, expects the profitability on contracts to increase, and expects to obtain additional investor contributions. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

                                               Number of        Exercise price
                                                Options            Per Share
                                              -------------     ----------------

      Outstanding at December 31, 2001         1,522,100        $ .50 to 1.00
              Granted                            331,920                  .50
              Exercised                               --                   --
              Expired                                 --                   --
                                               ---------        -------------

      Outstanding at December 31, 2002         1,854,020        $ .50 to 1.00
                                               =========        =============

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

                       R-TEC HOLDING, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001


under Accounting Principles Board (APB) Opinion No. 25 with footnote disclosures of the pro forma effects if the fair value method had been adopted. The Company has opted for the latter approach for incentive employee stock options. However, FAS No. 123 requires the use of a fair value method of accounting for stock options issued to non-employees.

In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 148, "Accounting for Stock-based Compensation - Transition and Disclosure". SFAS 148 amends SFAS No. 123, "Accounting for Stock Based Compensation" to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reporting results. SFAS 144 will be effective for years beginning after December 15, 2002, although earlier adoption is permitted. The recognition provisions for stock-based employee compensation are not required to be adopted in a fiscal year beginning before December 16, 2003. The Company has elected not to adopt the recognition provisions of this statement.

During 2002, 331,920 stock options were issued to key employees. Had compensation expense for the Company's issuances to employees under its stock option plan been determined based on the fair value at the grant date for awards in 2002 and 2001 consistent with the provisions of FAS No. 123, the Company's results of operations would have been reduced to the pro forma amounts indicated below:

                                                           December 31,
                                                    ---------------------------
                                                       2002             2001
                                                    ----------      -----------

Net loss available to common - as reported          $(1,566,370)    $(1,439,903)
Deduct: Total stock-based employee
  compensation expense determined under
  fair value based method for all awards,
  net of related tax effects                            (73,840)        (47,191)
                                                    -----------     -----------
Net loss available to common - pro forma            $(1,640,210)    $(1,487,094)
                                                    ===========     ===========

Loss per share:
  Basic - as reported                               $      (.07)    $      (.08)
  Basic - pro forma                                 $      (.08)    $      (.08)

The fair value of each option grant is estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                       R-TEC HOLDING, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001

     Weighted average:
         Risk-free interest rate                           3.5%
         Expected life                                     3 years
         Expected volatility                               249%
         Expected dividends                                None

The weighted average fair value of options granted during 2002 and 2001 were $.57 and $.70, respectively.

The following table summarized information about fixed stock options outstanding at December 31, 2002.


                       Options Outstanding                                Options Exercisable
------------------------------------------------------------------   ---------------------------------
                                          Weighted
                                          Average
                                          Remaining     Weighted                     Weighted
  Range of                              Contractual     Average                      Average
  Exercise               Number            Life        Exercise        Number        Exercise
  Prices               Outstanding        (Years)        Price        Exercisable     Price
-----------          -----------     --------------   -----------    ------------    ---------
$.50 to $1.00         4,427,820            3             $.57        4,110,900         $.58

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH INDEPENDENT ACCOUNTANTS ON ACCOUNTING, AND FINANCIAL DISCLOSURE.

None

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.

      9.1 Directors and Officers.

     Name                           Age               Position                          Date Appointed
     ----                           ---               --------                          --------------
Douglas G. Hastings                 45               Director, President/CEO            Nov.3, 1999
Gary A. Clayton                     45               Director, VP Engineering           Nov.3, 1999
Rulon L. Tolman                     53               Director, VP Investor Rel.         Original
David R. Stewart                    49               Director                           Nov.3, 1999
Robert C. Montgomery                55               Secretary                          Nov. 3, 1999
Michael T. Montgomery               46               Treasurer, CFO, VP Finance         March 1, 2001

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

William E. Browand resigned as a member of the Company's board of directors in the Spring of 2002.

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

David R. Stewart, Boise, Idaho, is a Certified Public Accountant with Stewart & Associates, with more than 20 years experience. He has been President of the accounting firm for the past 6 years. He obtained his BS degree in Accounting in 1979 from the University of Utah.

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

*William E. Browand left his employment as Vice President of Sales for the Company in the Spring of 2002. The employment of Jeanette LaMeire as Vice President of Marketing was terminated in the Spring of 2002.

9.5   Compliance with Section 16(A) of the Exchange Act:

Section 16 of the Securities Exchange Act of 1934 ("Section 16") requires that reports of beneficial ownership of common stock and preferred stock and changes in such ownership be filed with the Securities and Exchange Commission by
Section 16 "reporting persons" including directors, certain officers, holders of more than 10% of the outstanding common stock or preferred stock, and certain trusts of which reporting persons are trustees. The Company is required to disclose each reporting person whom it knows has failed to file any required reports under Section 16 on a timely basis. Based solely upon a review of copies of Section 16 reports furnished to the Company for the year ended December 31, 2002, the Company finds the following information is appropriately disclosed:
None of the officers, directors and 10% shareholders filed Form 4 for calendar year 2002. However, all of the officers and directors filed a Form 5 on or before February 14, 2002, respecting transactions occurring during calendar year 2002. Douglas G. Hastings should have filed a Form 4, but did not, with respect to 1 stock option acquisition and 2 transactions involving gifting of shares during calendar year 2002. He did file a Form 5 reporting these transactions. Gary A. Clayton should have filed a Form 4, but did not, with respect to 1 stock acquisition of shares during calendar year 2002. He did file a Form 5 reporting these transactions. Rulon L. Tolman should have filed a Form 4, but did not, with respect to 1 stock option acquisition and 1transaction involving the sale of shares during calendar year 2002. He did file a Form 5 reporting these transactions. David R. Stewart should have filed a Form 4, but did not, with respect to 1 stock option acquisition during calendar year 2002. He did file a Form 5 reporting this transaction. Michael T. Montgomery should have filed a Form 4, but did not, with respect to 1 stock option acquisition during calendar year 2002. He did file a Form 5 reporting this transaction. Robert C. Montgomery should have filed a Form 4, but did not, with respect to 1 stock option acquisition during calendar year 2002. He did file a Form 5 reporting this transaction.

ITEM 10.  EXECUTIVE COMPENSATION.

The 2002 salary and stock remuneration paid to the officers and directors and other benefits received by each of them are set forth below:

R-Tec Corporation paid executive compensation for the years ended December 31, 2000, 2001, and 2002 to the following:

Douglas G. Hastings, President.                      Year 2000         $78,912
                                                     Year 2001         $86,058
                                                     Year 2002         $86,058

On July 1, 2001, the Company granted to the following officers options to purchase 50,000 shares each of common stock at $1.00 per share, exercisable 1 year from date of grant: Douglas G. Hastings, Gary A. Clayton, Rulon L. Tolman, Michael T. Montgomery, William E. Browand, and Jeanette LaMeire.

On August 14, 2002, the Company granted to the following officers and board members options to purchase shares of common stock at $ .50 per share as follows: 50,000 options each to Douglas G. Hastings, Gary A. Clayton, Rulon L. Tolman, Michael T. Montgomery, 15,000 options each to David R. Stewart and Robert C. Montgomery. The options are exercisable 1 year from the date of grant.

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

                                         Amount & Nature
Name and Address                         of Benef. Owner          Percent
of Beneficial Owner                     Common - Preferred    Common - Preferred
--------------------------------------------------------------------------------

a.  MORE THAN FIVE PERCENT SHAREHOLDERS

L. William Glazier (11)                  250,000    569,345     1.14%   20.47%
     121 Tyson Dr.
     Cottage Grove, OR 97424

Ronald J. Tolman   (11)                  694,340    600,427     3.19%   21.59%
     2326 Bruins Avenue
     Boise, Idaho 83704

More than five percent                   944,340  1,169,772     4.33%   42.06%
Shareholders as a group.
(2 persons)

b.  DIRECTORS AND EXECUTIVE OFFICERS

Gary A. Clayton (1)(2)(3)              4,160,659         -0-   19.14%      -0-%
     1471 E. Commercial Ave
     Meridian, Idaho 83642

Douglas G. Hastings (1)(2)(4)          4,160,657         -0-   19.14%      -0-%
     1471 E. Commercial Ave
     Meridian, Idaho 83642

Rulon L. Tolman (1)(2)(5)              1,009,250    532,478     4.64%   19.14%
     7213 Potomac Drive
     Boise, Idaho 83704

David R. Stewart (2)(6)                  103,490         -0-    0.46%      -0-%
     9486 Fairview Ave
     Boise, Idaho

Michael T. Montgomery (1)(7)             115,000         -0-    0.34%      -0-%
         3072 Maywood Ave.
         Boise, Idaho 83704

Robert C. Montgomery (1)(10)             254,876    149,506     1.35%    5.38%
         2160 S. Twin Rapid Way
         Boise, Idaho 83709

All Officers and Directors
as a Group (6 persons)                 9,803,932    681,984    45.09%   24.52%


Total Shares Issued and Outstanding as of 12/31/02 include:

                                  Common 21,742,189 Preferred 2,781,564

      (1)   These individuals are the executive officers of the Company.

     (2)  These individuals are the directors of the Company.

     (3) The beneficial ownership of Gary A. Clayton includes 100,000 options by grant.

     (4) The beneficial ownership of Douglas G. Hastings includes 100,000 options by grant.

     (5) The beneficial ownership of Rulon L. Tolman includes 115,000 options by grant.

     (6) The beneficial ownership of David R. Stewart includes 37,500 options by grant.

     (7) The beneficial ownership of Michael T. Montgomery includes 100,000 options by grant.

     (8) The beneficial ownership of Robert C. Montgomery includes 37,500 options by grant.

     (9) If converted to Common Stock at the present conversion ratio, the Preferred Stock would represent approximately .08% of the after-conversion issued and outstanding common stock.

Securities authorized for issuance under equity compensation plans

                                          Number of securities to       Weighted average        Number of securities
                                          be issued upon exercise      exercise price of      remaining available for
                                          of outstanding options,     outstanding options,        future issuance
             Plan category                  warrants and rights       warrants and rights
             -------------                ------------------------    --------------------    ------------------------
                                                    (a)                       (b)                       (c)


Year 2001                                        1,522,100                   $ .70                    477,900

Equity compensation plans not approved
by security holders


Year 2002                                        1,854,020                   $ .57                    145,980

Equity compensation plans not approved
by security holders

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

(d)   Purchase of Assets from Browand, LaMeire & Associates

On July 17, 2001, the Company acquired certain assets from Browand, LaMeire & Associates, Inc., an Oregon corporation, pursuant to an Asset Purchase Agreement (the "Agreement") by and between the Company and Browand, LaMeire & Associates and its two shareholders, William E. Browand and Jeanette LaMeire. The Agreement culminated a lengthy period of discussion and negotiation between the parties. Under the terms of the Agreement, the Company acquired certain assets which include the client list and industry contacts, certain items of office equipment and inventory. Consideration for the acquisition was 380,000 shares of the common stock of the Company valued at $1.00 per share which the parties agree and acknowledge was the fair market value of the Company's shares as of the date of the Agreement. The Agreement provides for the shares to be issued in the name of Browand, LaMeire & Associates, Inc. William E. Browand was employed as Vice President of Sales for the Company but left his employment in the Spring of 2002. Jeanette LaMeire was employed as Vice President of Marketing but her employment was terminated in the Spring of 2002.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

                  Exhibit Index

Exhibit
Number   Description

4.1      DEF 14A, Definitive Proxy Statements
         (Filed November 6, 2002)

                                   SIGNATURES

In accordance with section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                               R-Tec HOLDING, INC.

                                  (Registrant)


March 27, 2001                          By  /s/ Douglas G. Hastings
                                               ---------------------------------
                                                 Douglas G. Hastings, President

Principal Executive Officer:            By  /s/ Douglas G. Hastings
                                               ---------------------------------
                                                 Douglas G. Hastings, President

Principal Financial Officer:            By  /s/ Michael T. Montgomery
                                               ---------------------------------
                                                 Michael T. Montgomery, CFO

Majority of Board of Directors:             /s/ Rulon J. Tolman
                                               ---------------------------------
                                                 Rulon J. Tolman, Director

                                             /s/ Gary C. Clayton
                                               ---------------------------------
                                                 Gary C. Clayton, Director

                                             /s/ Douglas G. Hastings
                                               ---------------------------------
                                                 Douglas G. Hastings, Director

                                             /s/ David R. Stewart
                                               ---------------------------------
                                                 David R. Stewart, Director