Form 10KSB/A
period 2002-12-31
R-TEC HOLDING INC
filed 2003-05-02
CIK 1112279

OMB APPROVAL

                                                           OMB Number: 3235-0420

                                                         Expires: March 31, 2005

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB/A

|X|   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
      1934

      For the fiscal year ended December 31, 2002

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Issuer's telephone number: (208) 887-0953 FAX: (208) 888-1757

Securities registered under Section 12(b) of the Exchange Act:

       Title of each class             Name of each exchange on which registered

---------------------------------     ------------------------------------------

---------------------------------     ------------------------------------------

Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock $1.00 par value
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

Registrants revenues for the fiscal year ended December 31, 2002 were $
2,672,237.

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

                       Votes For          Against or Abstaining
                       ----------------------------------------
                       14,919,806         1,578,960

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

Market Information

The Registrant's stock is publicly traded on the OTC BB under the symbol RTHG. Public trading was initiated July 2, 2001.

Quarterly prices for the stock are as follows:

Year 2001                        Stock price High                Stock price Low
--------------------------------------------------------------------------------

3rd quarter 2001                 $ 7.25                          $ 0.01
4th quarter 2001                 $ 0.85                          $ 0.31

Year 2002                        Stock price High                Stock price Low
--------------------------------------------------------------------------------

1st quarter 2002                 $ 0.70                          $ 0.20
2nd quarter 2002                 $ 0.40                          $ 0.10
3rd quarter 2002                 $ 0.30                          $ 0.12
4th quarter 2002                 $ 0.23                          $ 0.10

Holders of Record of Each Class of Common Equity.

Class                                  Date of Reporting       No.of Shares Held
--------------------------------------------------------------------------------
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

The following reconciles the federal tax provisions with the expected provisions by applying statutory rates (34%) to income before income taxes as of December 31, 2001:

                                                          2001           2000
                                                       ---------      ---------

Provision at statutory rate                            $(470,000)     $(141,622)
State income taxes, net of federal expense               (83,000)        (1,923)
Effect of graduated rates                                (23,000)        10,376
Effect of merger                                          40,000           --
Change in valuation allowance                            536,000        121,265
Other                                                       --             (989)
                                                       ---------      ---------

Income tax expense (benefit)                           $    --        $ (12,893)
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

ITEM 7: FINANCIAL STATEMENTS

d-Tech to attach auditors report here - word file d-Tech to attach financial statements here - excel file d-Tech to attach auditors notes to financials statements here - word file

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH INDEPENDENT ACCOUNTANTS ON ACCOUNTING, AND FINANCIAL DISCLOSURE.

None

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.

      9.1   Directors and Officers.


Name                      Age     Position                        Date Appointed
--------------------------------------------------------------------------------

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

                                                 Amount & Nature
Name and Address                                 of Benef. Owner                 Percent
of Beneficial Owner                             Common - Preferred         Common - Preferred
---------------------------------------------------------------------------------------------

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

Securities authorized for issuance under equity compensation plans

                                          Number of securities to       Weighted average
                                          be issued upon exercise      exercise price of        Number of securities
                                          of outstanding options,     outstanding options,    remaining available for
             Plan category                  warrants and rights       warrants and rights         future issuance
---------------------------------------------------------------------------------------------------------------------
                                                    (a)                       (b)                       (c)
---------------------------------------------------------------------------------------------------------------------
Year 2001

Equity compensation plans not approved
by security holders                              1,522,100                   $ .70                    477,900
---------------------------------------------------------------------------------------------------------------------
Year 2002

Equity compensation plans not approved
by security holders                              1,854,020                   $ .57                    145,980
---------------------------------------------------------------------------------------------------------------------

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


Majority of Board of Directors:            /s/ Rulon J. Tolman
                                               ---------------------------------
                                               Rulon J. Tolman, Director


                                           /s/ Gary C. Clayton
                                               ---------------------------------
                                               Gary C. Clayton, Director


                                           /s/ Douglas G. Hastings
                                               ---------------------------------
                                               Douglas G. Hastings, Director


                                           /s/ David R. Stewart
                                               ---------------------------------
                                               David R. Stewart, Director

                                 CERTIFICATIONS

I, Douglas G. Hastings, certify that:

1. I have reviewed this annual report on Form 10-KSB of R-Tec Holding, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date  May 2, 2003                      Sig /s/ Douglas G. Hastings
     ----------------------                -------------------------------------
                                           Douglas G. Hastings
                                           Chief Executive Officer and President

                                 CERTIFICATIONS

I, Michael T. Montgomery, certify that:

1. I have reviewed this annual report on Form 10-KSB of R-Tec Holding, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date  May 2, 2003                      Sig /s/ Michael T. Montgomery
     ----------------------                -------------------------------------
                                           Michael T. Montgomery
                                           Chief Financial Officer