Form 10QSB
period 2003-03-31
R-TEC HOLDING INC
filed 2003-05-15
CIK 1112279

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                              For the Quarter Ended

                                 March 31, 2003

                        Commission File Number : 0-30463

                               R-Tec Holding, Inc.
             (Exact name of registrant as specified in its charter)

             IDAHO                                                82-0515707
(State or other jurisdiction of                                 (IRS Employer
 incorporation or organization)                              Identification No.)

                   1471 E. Commercial Ave., Meridian, ID 83542
                    (Address of principal executive offices)

                                 (208) 887-0953
                           (Issuer's telephone number)

                                   ----------

                      At March 31, 2003, the registrant had
                 22,090,021 shares of common stock outstanding.

                       R-TEC HOLDING, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
             As of March 31, 2003 (Unaudited) and December 31, 2002

                                                                       March 31, 2003   December 31, 2002
                                                                       -------------    -----------------

Current assets
     Cash                                                               $   109,250       $   172,572
     Accounts receivable (net of $20,177
        allowance for doubtful accounts)                                    199,394           478,529
     Costs and estimated earnings in excess
        of billings on uncompleted contracts                                 21,792            72,723
     Income taxes receivable                                                 15,295            15,295
     Inventory                                                               45,325            35,941
     Prepaid expenses                                                        57,081            98,457
                                                                        -----------       -----------
                                                 Total current assets       448,137           873,517

Equipment and leasehold improvements, at cost,
     net of accumulated depreciation                                        827,767           888,247
Other assets, at cost, net of accumulated
     amortization                                                            19,926            24,775
                                                                        -----------       -----------
                                                         Total assets   $ 1,295,830       $ 1,786,539
                                                                        ===========       ===========

Current liabilities
     Accounts payable                                                   $    90,328       $   107,569
     Accrued expenses                                                        91,570            84,797
     Billings in excess of costs and estimated
       earnings on uncompleted contracts                                     76,011            61,594
     Notes and leases payable, current portion                              924,578           925,005
                                                                        -----------       -----------
                                            Total current liabilities     1,182,487         1,178,965

Accrued preferred dividends payable                                         167,422           161,780
Notes and leases payable, less current portion                              107,422           110,013
Notes payable to related parties                                            200,000           200,000
                                                                        -----------       -----------
                                                    Total liabilities     1,657,331         1,650,758

Shareholders' equity
     Series A cumulative convertible preferred stock, par value
        $0.23437 per share, 5,000,000 authorized, 2,646,094
        and 2,781,564 shares issued and outstanding                         619,350           651,100
     Common stock, no par value per share,
        60,000,000 authorized, 22,090,021 and 21,742,189
        shares issued and outstanding                                     2,874,854         2,834,082
     Additional paid-in capital                                             514,123           514,123
     Accumulated deficit                                                 (4,369,828)       (3,863,524)
                                                                        -----------       -----------
                                 Total shareholders' equity (deficit)      (361,501)          135,781
                                                                        -----------       -----------

                           Total liabilities and shareholders' equity   $ 1,295,830       $ 1,786,539
                                                                        ===========       ===========

                       R-TEC HOLDING, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
       For the periods ended March 31, 2003 and March 31, 2002 (Unaudited)

                                                         Three months ended March 31,
                                                             2003            2002
                                                         ------------    ------------

Revenues
      Automation revenues                                $    142,948    $    586,260
      Interconnect revenues                                   157,683         164,972
                                                         ------------    ------------

                                         Total revenue        300,631         751,232

Operating costs
      Automation operating costs                              272,306         493,309
      Interconnect operating costs                            106,735          88,359
                                                         ------------    ------------

                                 Total operating costs        379,041         581,668
                                                         ------------    ------------

                                   Gross profit (loss)        (78,410)        169,564

Selling, general and administrative expenses                  310,309         382,476
Research and development                                       25,071           3,305
                                                         ------------    ------------

                                        Operating loss       (413,790)       (216,217)

Interest expense                                              (77,850)         (7,859)
Interest income                                                    --             982
                                                         ------------    ------------

Loss before income taxes                                     (491,640)       (223,094)
Income taxes expense                                               --              20
                                                         ------------    ------------

                                              Net loss       (491,640)       (223,114)

Preferred stock dividends                                      14,664          14,449
                                                         ------------    ------------

             Net loss available to common shareholders   $   (506,304)   $   (237,563)
                                                         ============    ============

Net loss per common share                                $      (0.02)   $      (0.01)
Weighted average shares outstanding                        21,997,339      19,855,996

                       R-TEC HOLDING, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
           Periods Ended March 31, 2003 and March 31, 2002 (Unaudited)

                                                                       Three months ended March 31,
                                                                           2003             2002
                                                                        ---------        ---------
Cash flows from operating activities
      Net loss                                                          $(491,640)       $(223,114)
      Adjustments to reconcile net loss to net
          cash used by operating activities
          Depreciation and amortization                                    65,509           69,700
          Changes in assets and liabilities
               Accounts receivable                                        279,135         (495,492)
               Costs and estimated earnings in excess
                 of billings on uncompleted contracts                      50,931         (101,929)
               Prepaid expenses                                            41,376           (1,950)
               Inventory                                                   (9,384)         (28,125)
               Accounts payable                                           (17,241)          99,934
               Accrued expenses                                             6,773           62,255
               Billings in excess of costs and estimated
                 earnings on uncompleted contracts                         14,417           12,016
                                                                        ---------        ---------
                              Net cash used by operating activities       (60,124)        (606,705)

Cash flows from investing activities
      Purchase of equipment and other assets                                 (180)         (49,146)

Cash flows from financing activities
      Collections on loans                                                     --            5,793
      Proceeds from common stock                                               --          623,400
      Payments on debt                                                     (3,018)        (114,773)
                                                                        ---------        ---------
                   Net cash provided (used) by financing activities        (3,018)         514,420
                                                                        ---------        ---------

                                               Net decrease in cash       (63,322)        (141,431)
Beginning cash                                                            172,572          330,044
                                                                        ---------        ---------

                                                        Ending cash     $ 109,250        $ 188,613
                                                                        =========        =========

Supplemental disclosures of cash flow information
      Interest paid                                                     $  46,354        $   4,876
      Noncash investing and financing activities
          Preferred stock dividends payable                             $  14,664        $  14,449
          Common stock issued through conversion of preferred
               stock and accrued preferred dividends                    $  40,772        $      --
          Accrued preferred stock dividends payable converted
               to common stock                                          $   9,022        $      --


                       R-TEC HOLDING, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 2003 and 2002

NOTE A - SIGNIFICANT ACCOUNTING POLICIES

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

Revenue

The Company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when it has persuasive evidence of an arrangement, the product has been shipped or the services have been provided to the customer, the sales price is fixed or determinable and collectibility is reasonable assured. In addition to the aforementioned general policy, the following are specific revenue recognition policies for each category of revenue.

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

Revenue from Interconnect inventory sales is recognized when the product is shipped to the customer and when there are no unfulfilled company obligations that affect the customer's final acceptance of the arrangement. Any cost of these obligations is accrued when the corresponding revenue is recognized.

Stock Options

Effective December 12, 2000, the Board of Directors of Company adopted a stock option plan which allows for the grant of options for up to 2,000,000 shares of the Company's Common Stock to officers, directors or key employees of the Company, consultants of the Company or employees of companies that do business with the Company. The plan allows for granting incentive stock options to employees and non-qualified stock options to all other parties. The plan provides for the options to be granted on incentive stock options at a price equal to the market price of the stock and at a price of not less than 85% of the market price of the stock for non-qualified stock options. The plan

                       R-TEC HOLDING, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 2003 and 2002

further allows for the option period to not exceed five years for the incentive stock options and not to exceed ten years for the non-qualified stock options. The Company did not issue any stock options under the plan during the quarter ended March 31, 2003. As of March 31, 2003, 1,245,980 shares of stock were available for future option grants.

The Company accounts for its stock options under Accounting Principles Board
(APB) Opinion No. 25 using the intrinsic value method. In accordance with Financial Accounting Standards (SFAS) No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, pro-forma net income, stock-based compensation expense, and earnings per share using the fair value method are stated as follows:

                                                         Three Month Ended
                                                    ---------------------------
                                                     March 31,        March 31,
                                                       2003             2002
                                                    -----------     -----------

Net loss, as reported                               $  (506,304)    $  (237,563)
Deduct:  stock-based employee compensation
  expense determined under fair value based
  method, net of tax                                     (7,419)        (11,076)
                                                    -----------     -----------
Pro forma net income                                   (513,723)       (248,639)
                                                    ===========     ===========

Earnings per share
  Basic - as reported                               $      (.02)    $      (.01)
  Basic - pro forma                                 $      (.02)    $      (.01)

NOTE B - EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements consists of:

Equipment                                                           $   946,212
Vehicles                                                                 33,804
Office equipment and furnishings                                         96,082
Leasehold improvements                                                  118,484
                                                                    -----------
                                                                      1,194,582
Accumulated depreciation and amortization                              (366,815)
                                                                    -----------
                                                                    $   827,767
                                                                    ===========

                       R-TEC HOLDING, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 2003 and 2002

NOTE C - OTHER ASSETS

Intangible assets consist of:

     Software                                                      $  76,327
     Accumulated amortization                                        (56,401)
                                                                   ---------
                                                                   $  19,926
                                                                   =========
The estimated useful life of software is three years

NOTE D - INVENTORY

Inventory is stated at the lower of cost (last-in, first-out method) or market.

Inventories consist of:

     Finished goods                                                $   8,900
     Work in process                                                   7,150
     Raw materials                                                    29,275
                                                                   ---------
                                                                   $  45,325
                                                                   =========

NOTE E - EQUITY TRANSACTIONS

Pursuant to the Company's Preferred Stock Amendment, 135,470 Series A cumulative convertible preferred shares and the associated accrued preferred dividends were converted to 347,932 shares of unrestricted common stock.

NOTE E - SEGMENT DISCLOSURE

The Company operates in two business segments: Custom Automation and Interconnect. These segments have been determined by evaluating the company's internal reporting structure and nature of products offered.

Custom Automation: The Company, under contracts with various customers, develops, engineers and fabricates High-Tech custom manufacturing equipment and parts to be incorporated into

                       R-TEC HOLDING, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 2003 and 2002

customer owned and operated manufacturing equipment and manufactured products.

Interconnect: The Company manufactures a line of high performance sockets and interconnecting devices used in the testing of IC chips.

                                          Custom
                                        Automation    Interconnect      Total
                                       ------------  --------------  -----------
Three months ended March 31, 2003

Operating revenue                         142,948        157,683       300,631
Operating income (loss)                  (129,358)        50,948       (78,410)
Depreciation and amortization              30,838         24,138        54,976

Three months ended March 31, 2002

Operating revenue                         586,260        164,972       751,232
Operating income (loss)                    92,951         76,613       169,564
Depreciation and amortization              39,863             --        39,863

The Company does not assign interest income, interest expense, other income or income taxes to operating segments. Identifiable assets and related capital expenditures are assigned to operating segments, with depreciation and amortization allocated to the segments.

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

Item 1. Financial Statements:

The following financial statements are filed as part of this report:

      1) Consolidated Balance Sheet for the periods ending March 31, 2003 (unaudited) and December 31, 2002

      2) Consolidated Statement of Operations for the periods ending March 31, 2003 and March 31, 2002 (unaudited)

      3) Consolidated Statement of Cash Flows for the periods ending March 31, 2003 and March 31, 2002 (unaudited)

      4)    Notes to Financial Statements

Item 2. Management's Discussion and Analysis or Plan of Operation:

      The Company has two major product segments, i.e., automation and interconnect. Automation sales are comprised mostly of custom engineered automation solutions, custom programmed software for mechanical control of the automated solutions, engineered prototype designs, small part standard product sales, and retail machine shop sales. Interconnect sales are primarily comprised of sockets and interconnects designed and manufactured for testing of integrated circuits.

      Composition of sales for the quarters ended March 31, 2003 and 2003 respectively are as follows:

Segment                      2003                         2002
------------------------------------------------------------------------

Automation                $ 142,948      48%           $ 586,260      78%
Interconnect              $ 157,683      52%           $ 164,972      28%
                          ---------     ---            ---------     ---
Total Sales               $ 300,631     100%           $ 751,232     100%

Financial Results of Operations

      Sales continue to be impacted by the sluggish economy and are particularly aggravated within the high tech industry, which represents most of the Company's major customers. Sales decreased from $751,232 to $300,631, or 60%, for the quarters ending March 31, 2002 to March 31, 2003. Both major product segments experienced decreases in sales with the automation segment experiencing the greatest decrease.

      Management believes the decrease in automation sales is due in part to the reduction in its customers' reduced allocations to capital expenditures budgets. For interconnect sales, a downturn in the number of IC chip shipments and corresponding decrease in number of chip tests, has slowed the growth of product introduction of the Company's proprietary IC testing products. In addition, the Company is experiencing longer than expected delays in getting its interconnect products through testing and into target markets.

      Management does believe that the Company has several new "quoting opportunities" with potentially significant customers for its proprietary GCI(TM) interconnect products. If accepted, the new opportunities would provide substantial growth near the end of the second quarter or early in the third quarter 2003. Management also believes it has received preliminary commitments for several orders of new standard automation products within the wood products industry. The preliminary commitments represent substantial revenue opportunities, but will be delayed until late in the fourth quarter of 2003, or first quarter of 2004, before actual purchase orders may be received.

      Gross profit for the period ending March 31, 2003 was ($78,410) or (26%), compared to $169,564 or 23%, for the period ending March 31, 2002. The decrease was attributable primarily to a decrease in sales of 60% and a fixed base of unallocated manufacturing expenses. Underutilized fixed plant and manufacturing expenses resulted in an increased percentage of cost of goods sold.

      Selling, General, and Administrative expenses were $310,309, or 103% of sales, compared to $382,476, or 51% of sales, for quarters ended March 31, 2003 and 2002 respectively. Selling, General and Administrative expenses decreased by 19% quarter-to-quarter, years 2003 to 2002, due in part to management's efforts to cut expenses through layoffs and facility cost reductions. As a percent of sales, expenses, though 103% of sales, did not increase, but were a greater percent due to a significant decrease in sales revenues.

Net loss for the quarter was $506,304, or $.02 per share for the period ending March 31, 2003, compared to a net loss of $237,563 or $.01 per share for the period ending March 31, 2002. The increase in losses is due primarily to a decrease in sales revenues.

Changes in Financial Condition:

      The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein for March 31, 2003 and December 31, 2002.

      Current assets were $448,137 for the period ending March 31, 2003, compared to $873,517, for the period ending December 31, 2002, a decrease of $425,380, or 49%, respectively. Current liabilities were $1,182,487 and $1,178,965, for the same respective periods. The resulting current ratio was .38 at March 31, 2003, compared to .74 at December 31, 2002. The two primary factors affecting the current ratio are the decrease in accounts receivable and the short-term convertible debentures.

Liquidity:

      Management recognizes that additional capital funding will be required for the foreseeable future. First, additional operating capital will be needed for ongoing operations due to slower than expected sales, and secondly, management is in the process of attempting to make arrangements for retiring the convertible notes payable to the extent that note holders do not convert to equity positions.

Funding and Capital Resources:

      In the period ending March 31, 2003, the Company did not receive any additional funding. However, the Company is in ongoing negotiations with several groups to provide funding and IR services. Management is hopeful that funding efforts will be fruitful but cannot guarantee that additional funding will be acquired

Plan of Operation:

      Management is working diligently with several funding groups to augment capital resources to provide for ongoing operations, including work in process, research and development, and marketing efforts.

      Continued progress has been made on the development of the company's GCI(TM) interconnect products. Market penetration has taken longer than management originally expected. Current testing is ongoing on product refinements to meet specific market segment needs. As final testing is completed on the products, the Company expects to increase marketing presence to increase sales in the interconnect sector.

      To increase marketing strength, the Company is attempting to align itself with strategic partners that may have existing distribution channels in place to facilitate a more rapid entry into existing markets. Some of the potential customers of the Company have suggested that a more developed distribution channel would be helpful in turning their processes over to newer technologies. Management believes that several, potential strategic partners represent these opportunities.

      To the extent management is unsuccessful in acquiring additional funding for ongoing operations, it may consider additional cuts in operating cuts to match revenue streams.

Item 3. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of a date within 90 days of the filing date of this Report on Form 10-Q, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act") are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b) Changes in Internal Controls

There were no significant changes in the Company's internal controls or in other factors that could significantly affect the controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings: Nothing to Report

Item 2. Changes in Securities:

      During the first quarter of 2003, the Company authorized the conversion of preferred stock and respective accrued preferred dividends to common stock pursuant to the conversion provisions of the Company's "Series A Convertible Preferred Shares".

Date         Preferred Shares     Accrued Preferred Dividends      Common Shares
----         ----------------     ---------------------------      -------------

01/25/03         135,470                 $ 9,022.29                   347,932

The described stock transactions were free of restricted legends under the provisions of Section 4(2) of the Securities Act of 1933, as amended or Rule 144K of the Securities and Exchange Commission thereunder.

Other Security Transactions: Nothing to Report

Item 3: Defaults Upon Senior Securities: Nothing to Report

Item 4: Submission of Matters to a Vote of Security Holders: Nothing to Report

Item 5: Other Information.

Changes in Officers and Personnel:

      Effective March 11, 2003, Victor Morse, sales manager at the Company, terminated his employment. His position has been filled by Rulon Tolman, a member of the board of directors and senior management team.

Item 6: Exhibits and Reports on form 8-K.

      a) Exhibit 99.1 Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            Exhibit 99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      b) No reports on Form 8-K were filed during the quarter ended March 31, 2003.

                                   SIGNATURES

      In accordance with requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

      R-Tec Holding, Inc.
      (Registrant)

Date: May 14, 2003                 By /s/ Douglas G. Hastings
                                          --------------------------------------
                                          Douglas G. Hastings, President and CEO


                                   By /s/ Michael T. Montgomery
                                          --------------------------------------
                                          Michael T. Montgomery, CFO