Form 10QSB
period 2003-06-30
R-TEC HOLDING INC
filed 2003-08-14
CIK 1112279

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                              For the Quarter Ended

                                  June 30, 2003

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

                                   ----------

                      At June 30, 2003, the registrant had
                 22,090,021 shares of common stock outstanding.

                       R-TEC HOLDING, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
              As of June 30, 2003 (Unaudited) and December 31, 2002

                                                                      June 30, 2003   December 31, 2002
                                                                      -------------   -----------------
Current assets
    Cash                                                               $    47,866      $   172,572
    Accounts receivable (net of $12,952 and $20,177
       allowance for doubtful accounts, respectively)                      107,633          478,529
    Costs and estimated earnings in excess
       of billings on uncompleted contracts                                106,184           72,723
    Income taxes receivable                                                 15,295           15,295
    Inventory                                                               51,247           35,941
    Prepaid expenses                                                        29,703           98,457
                                                                       -----------      -----------
                                            Total current assets           357,928          873,517

Equipment and leasehold improvements, at cost,
    net of accumulated depreciation                                        767,091          888,247
Other assets, at cost, net of accumulated
    amortization                                                            15,078           24,775
                                                                       -----------      -----------

                                                    Total assets       $ 1,140,097      $ 1,786,539
                                                                       ===========      ===========

Current liabilities
    Accounts payable                                                   $   281,278      $   107,569
    Accrued expenses                                                        67,458           84,797
    Billings in excess of costs and estimated
      earnings on uncompleted contracts                                         --           61,594
    Notes and leases payable, current portion                              893,265          925,005
                                                                       -----------      -----------
                                       Total current liabilities         1,242,001        1,178,965

Accrued preferred dividends payable                                        182,048          161,780
Notes and leases payable, less current portion                             179,071          110,013
Notes payable to related parties                                           200,000          200,000
                                                                       -----------      -----------
                                               Total liabilities         1,803,120        1,650,758

Shareholders' equity
    Series A cumulative convertible preferred stock, par value
       $0.23437 per share, 5,000,000 authorized, 2,646,094
       and 2,781,564 shares issued and outstanding                         619,350          651,100
    Common stock, no par value per share,
       60,000,000 authorized, 22,090,021 and 21,742,189
       shares issued and outstanding                                     2,874,854        2,834,082
    Additional paid-in capital                                             538,123          514,123
    Accumulated deficit                                                 (4,695,350)      (3,863,524)
                                                                       -----------      -----------
                            Total shareholders' equity (deficit)          (663,023)         135,781
                                                                       -----------      -----------

            Total liabilities and shareholders' equity (deficit)       $ 1,140,097      $ 1,786,539
                                                                       ===========      ===========

                             See accompanying notes

                       R-TEC HOLDING, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
        For the Period Ended June 30, 2003 and June 30, 2002 (Unaudited)

                                               Three Months Ended June 30,    Six Months Ended June 30,
                                                   2003           2002           2003           2002
                                               -----------    -----------    -----------    -----------

Revenues
   Automation revenues                         $   377,836    $   404,477    $   520,784    $   990,737
   Interconnect revenues                           113,461        153,213        271,144        318,185
                                               -----------    -----------    -----------    -----------

                               Total revenue       491,297        557,690        791,928      1,308,922

Operating costs
   Automation operating costs                      272,639        403,206        544,945        896,515
   Interconnect operating costs                     90,801         95,785        197,536        184,144
                                               -----------    -----------    -----------    -----------

                       Total operating costs       363,440        498,991        742,481      1,080,659
                                               -----------    -----------    -----------    -----------

                                Gross profit       127,857         58,699         49,447        228,263

Selling, general and administrative expenses       321,523        396,445        631,832        778,921
Research and development                            33,992         30,723         59,063         34,028
                                               -----------    -----------    -----------    -----------

                              Operating loss      (227,658)      (368,469)      (641,448)      (584,686)

Interest expense                                   (83,237)       (32,611)      (161,087)       (40,470)
Interest income                                         --          1,359             --          2,341
                                               -----------    -----------    -----------    -----------
                                                   (83,237)       (31,252)      (161,087)       (38,129)
                                               -----------    -----------    -----------    -----------

Income (loss) before income taxes                 (310,895)      (399,721)      (802,535)      (622,815)
Income taxes                                            --             --             --             20
                                               -----------    -----------    -----------    -----------

                                    Net loss      (310,895)      (399,721)      (802,535)      (622,835)

Preferred stock dividends                           14,627         14,610         29,291         29,059
                                               -----------    -----------    -----------    -----------

                       Net loss available to
                         common shareholders   $  (325,522)   $  (414,331)   $  (831,826)   $  (651,894)
                                               ===========    ===========    ===========    ===========

Net loss per common share                      $     (0.01)   $     (0.02)   $     (0.04)   $     (0.03)
Weighted average shares outstanding             22,090,121     20,644,138     22,043,986     20,256,994

                             See accompanying notes

                       R-TEC HOLDING, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
        For the Periods Ended June 30, 2003 and June 30, 2002 (Unaudited)

                                                                Six Months Ended June,
                                                                  2003          2002
                                                               ----------    ----------
Cash flows from operating activities
    Net loss                                                   $ (802,535)   $ (622,835)
    Adjustments to reconcile net loss to net
       cash used by operating activities
       Depreciation and amortization                              131,034       134,817
       Options issued for consulting services                      24,000            --
       Changes in assets and liabilities
          Accounts receivable                                     370,896      (641,521)
          Costs and estimated earnings in excess
            of billings on uncompleted contracts                  (33,461)     (193,369)
          Prepaid expenses                                         68,754        (1,950)
          Inventory                                               (15,306)      (37,565)
          Accounts payable                                        173,709       155,810
          Accrued expenses                                        (17,339)       63,195
          Billings in excess of costs and estimated
            earnings on uncompleted contracts                     (61,594)           --
                                                               ----------    ----------
                       Net cash used by operating activities     (161,842)   (1,143,418)

Cash flows from investing activities
    Purchase of equipment and other assets                           (182)     (131,379)

Cash flows from financing activities
    Collections on loans                                               --         7,635
    Proceeds from common stock and options                             --       822,400
    Proceeds from debt                                             75,000       358,000
    Payments on debt                                              (37,682)     (122,184)
                                                               ----------    ----------
                   Net cash provided by financing activities       37,318     1,065,851
                                                               ----------    ----------

                                        Net decrease in cash     (124,706)     (208,946)
Beginning cash                                                    172,572       330,044
                                                               ----------    ----------

                                                 Ending cash   $   47,866    $  121,098
                                                               ==========    ==========

Supplemental disclosures of cash flow information
    Interest paid                                              $   72,897    $   25,785
    Noncash investing and financing activities
       Preferred stock dividends payable                       $   29,290    $   29,059
       Common stock issued through conversion of preferred
          stock and accrued preferred dividends                $   40,772    $       --
       Accrued preferred stock dividends payable converted
          to common stock                                      $    9,022    $       --

                             See accompanying notes

                       R-TEC HOLDING, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2003 and 2002

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

Revenue

The Company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when it has persuasive evidence of an arrangement, the product has been shipped or the services have been provided to the customer, the sales price is fixed or determinable and collectibility is reasonably assured. In addition to the aforementioned general policy, the following are specific revenue recognition policies for each category of revenue.

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

Stock Options

Effective December 12, 2000, the Board of Directors of the Company adopted a stock option plan which allows for the grant of options for up to 2,000,000 shares of the Company's Common Stock to officers, directors or key employees of the Company, consultants of the Company or employees of companies that do business with the Company. The plan allows for granting incentive stock options to employees and non-qualified stock options to all other parties. The plan provides for the options to be granted on incentive stock options at a price equal to the market price of the stock and at a price of not less than 85% of the market price of the stock for non-qualified stock options. The

                       R-TEC HOLDING, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2003 and 2002

plan further allows for the option period to not exceed five years for the incentive stock options and not to exceed ten years for the non-qualified stock options. The Company issued 2,410,000 stock options under the plan during the six months ended June 30, 2003.

The Company accounts for its stock options under Accounting Principles Board
(APB) Opinion No. 25 using the intrinsic value method. In accordance with Financial Accounting Standards (SFAS) No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, pro-forma net income, stock-based compensation expense, and earnings per share using the fair value method are stated as follows:

                                                           Six Month Ended
                                                     --------------------------
                                                       June 30,       June 30,
                                                         2003           2002
                                                     -----------    -----------

Net loss, as reported                                $  (831,826)   $  (651,894)
Deduct:  stock-based employee compensation
  expense determined under fair value based
  method, net of tax                                      (7,525)       (11,801)
                                                     -----------    -----------
Pro forma net income                                 $  (839,351)   $  (663,695)
                                                     ===========    ===========

Earnings per share
  Basic - as reported                                $      (.04)   $      (.03)
  Basic - pro forma                                  $      (.04)   $      (.03)

NOTE B - EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements consists of:

     Equipment                                                      $   946,212
     Vehicles                                                             2,633
     Office equipment and furnishings                                    96,082
     Leasehold improvements                                             118,484
                                                                    -----------
                                                                      1,163,411
     Accumulated depreciation and amortization                         (396,320)
                                                                    -----------

                                                                    $   767,091
                                                                    ===========

                       R-TEC HOLDING, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2003 and 2002

NOTE C - OTHER ASSETS

Intangible assets consist of:

     Software                                                       $    76,327
     Accumulated amortization                                           (61,249)
                                                                    -----------
                                                                    $    15,078
                                                                    ===========
The estimated useful life of software is three years

NOTE D - INVENTORY

Inventory is stated at the lower of cost (last-in, first-out method) or market.

Inventories consist of:

     Finished goods                                                  $     8,600
     Work in process                                                      12,951
     Raw materials                                                        29,696
                                                                    -----------

                                                                     $    51,247
                                                                    ===========

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

Interconnect: The Company manufactures a line of high performance sockets and interconnecting devices used in the testing of IC chips.

                                           Custom
                                         Automation    Interconnect     Total
                                         ----------    ------------   ----------
Six months ended June 30, 2003

Operating revenue                        $ 520,784      $ 271,144     $ 791,928
Operating income (loss)                    (24,261)        73,608        49,447
Depreciation and amortization               61,412         48,289       109,701

                       R-TEC HOLDING, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2003 and 2002

                                          Custom
                                        Automation    Interconnect      Total
                                        ----------    ------------    ----------
Six months ended June 30, 2002

Operating revenue                       $  990,737     $  318,185     $1,308,922
Operating income loss                       94,222        134,041        228,263
Depreciation and amortization               68,055             --         68,055

Three months ended June 30, 2003

Operating revenue                       $  377,836     $  113,461     $  491,297
Operating income (loss)                    105,197         22,660        127,857
Depreciation and amortization               30,577         24,151         54,725

Three months ended June 30, 2002

Operating revenue                       $  404,477     $  153,213     $  557,690
Operating income loss                        1,271         57,428         58,699
Depreciation and amortization               28,192             --         68,055

The Company does not assign interest income, interest expense, other income or income taxes to operating segments. Identifiable assets and related capital expenditures are assigned to operating segments, with depreciation and amortization allocated to the segments.

NOTE F - COMMITTMENTS

On June 16, 2003, the Company entered into a consulting agreement that provides for the payment of 600,000 shares of common stock. The liability of $36,000 has been included in accounts payable.

NOTE G - GOING CONCERN CONSIDERATIONS

The Company's recurring losses from operations in current and prior years raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern. The Company is attempting to increase sales and raise additional capital to sustain operations. However, there can be no assurance that these plans will be successful.

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

Item 1. Financial Statements:

The following financial statements are filed as part of this report:

      1) Consolidated Balance Sheet for the periods ending June 30, 2003 (unaudited) and December 31, 2002

      2) Consolidated Statement of Operations for the periods ending June 30, 2003 and June 30, 2002 (unaudited)

      3) Consolidated Statement of Cash Flows for the periods ending June 30, 2003 and June 30, 2002 (unaudited)

      4)    Notes to Financial Statements

Item 2. Management's Discussion and Analysis or Plan of Operation:

      Revenues for the Company in its two main product groups are listed below for the quarters ending June 30, 2003 and 2002 respectively. The automation group experienced a slight decrease in revenues of 7%, or $26,641, from June 30 of 2002 to June 30 of 2003. The interconnect group experienced a decrease in revenues of 26%, or $39,752, for the same respective periods.

3 Months ending June 30, 2003
Segment                                   2003                2002
------------------------------------------------------------------

Automation                                $377,836     77%    $  404,477     73%
Interconnect                              $113,461     23%    $  153,213     27%
                                          --------    ---     ----------    ---
Total Sales                               $491,297    100%    $  557,690    100%

6 Months ending June 30, 2003
Segment                                   2003                2002
------------------------------------------------------------------

Automation                                $520,784     66%    $  990,737     76%
Interconnect                              $271,144     34%    $  318,185     24%
                                          --------    ---     ----------    ---
Total Sales                               $791,928    100%    $1,308,922    100%

Financial Results of Operations

      Management believes the decrease in the Company's sales are mostly attributable to general economic conditions. Automation sales are particularly sensitive to fluctuations in the capital asset purchasing budgets of the Company's customers. Acceptance of previously quoted automation projects within the wood products market continue to be delayed by the Company's customers until later quarters. Interconnect sales are sensitive to production volume fluctuations for integrated circuit manufactures. Currently, integrated circuit production volumes continue to remain sluggish and have impacted the growth of the Company's interconnect sales. Management does feel there has been a slight increase in quoting opportunities in the first part of the third quarter of 2003 for both product groups, i.e., automation and interconnect. It is hoped that this trend will continue and result in positive sales growth by the fourth quarter of 2003.

      Gross profit for the period ending June 30, 2003 was $127,857 or 26%, compared to $58,699 or 11%, for the period ending June 30, 2002. The increase in gross profit was attributable primarily to a decrease in operating costs of $135,551 or 27%. The decrease in operating costs is in line with management's goals of reducing both operating and overhead expenses and minimizing unallocated manufacturing expenses.

      Selling, General, and Administrative expenses were $321,523 for the period ending June 30, 2003, compared to $396,445 for the period ending June 30, 2002, a decrease of $74,922 or 19%. Through layoffs, pay cuts, and consolidation of functions, management has continued to make efforts to reduce expenses.

      Net loss for the quarter was $310,895, or $.01 per share for the period ending June 30, 2003, compared to a net loss of $399,721 or $.02 per share for the period ending June 30, 2002. The decrease in net loss resulted from a decrease in operating loss from $368,469, for the period ending June 30, 2002, to $227,658, for the period ending June 30, 2003, a decrease of $140,811 or 38%. Interest expense increased from $32,611 to $83,237 for the same respective periods. The increased interest expense is largely due to the beneficial conversion features of the convertible debt.

Changes in Financial Condition:

      The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein for June 30, 2003 and December 31, 2002.

      Current assets were $357,928 for the period ending June 30, 2003, compared to $873,517, for the period ending December 31, 2002, a decrease of $515,589, or 59%, respectively. Current liabilities were $1,242,001 and $1,178,965, for the same respective periods. The resulting current ratio was .29 at June 30, 2003, compared to .74 at December 31, 2002. The decrease in current assets from December 31, 2002 to June 30, 2003 was primarily due to a decrease of $124,706 in cash, a decrease of $370,896 in accounts receivable, and a decrease in prepaid expenses of $68,754. Significant changes in current liabilities included an increase in accounts payable of $173,709 or 161%, from December 31, 2002, to June 30, 2003, and a decrease in billings in excess of costs and estimated earnings on uncompleted contracts, from $61,594 to $0.00 for the same respective periods.

Liquidity:

      Management is aware that continued losses and resulting drains on the Company's resources have caused a weakening of the Company's liquidity. Management does not feel that current sales will be sufficient to reverse the liquidity position and feels the Company will need to seek additional funding to support ongoing operations. Negotiations have continued with holders of short-term notes that have matured to move those notes to either a conversion to equity or extension of terms. However, the Company cannot guarantee that the holders of these notes will exercise the option to convert to equity or will grant extension terms. Currently the Company has notes payable that have or will mature as follows: January $83,500, June $295,000, July $50,022, and August $155,000.

Funding and Capital Resources:

      In the period ending June 30, 2003, the Company received an additional $75,000 in funding in the form of a convertible note payable. The Company presently does not have additional capital resources to augment cash needs for ongoing operations, but has entered into an agreement with 1st SB Partners Ltd., located in New York, New York, to represent the Company in negotiations with capital funding opportunities. The Company is currently seeking $1.5 million to augment capital resources. Management is working diligently to secure additional capital funding but cannot guarantee that additional funding will be obtained.

      The Company also entered into a lock-up agreement with several significant shareholders on May 29, 2003; representing approximately 15,350,000 shares.

Plan of Operation:

      The Company has also entered into an agreement with MediaOne Marketing, Inc. to represent the Company with investor relations. It is hoped that MediaOne will be able to bring additional stockholder interest to the company and its products and operations. The Company will work with MediaOne to prepare and distribute timely notices of significant events for public awareness.

      To support the public image and augment efforts by MediaOne, the Company has re-designed its web site to create a broader informational data base and easier access to current events and public announcements. The web site address has also been changed to an easier-to-access address, i.e., "rtec.com". The Company feels the new web site design also give a stronger portrayal of the Company's high-tech image and capabilities.

      In order to strengthen its sales efforts, the Company is negotiating with several mature companies to represent its products, to explore possible strategic alliances and partnering arrangements. The Company believes that while it is developing its own internal sales relationships, it will benefit from the experience and contacts of these more established business partners.

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

Item 2. Changes in Securities: Nothing to Report

Other Security Transactions: Nothing to Report

Item 3: Defaults Upon Senior Securities: Nothing to Report

Item 4: Submission of Matters to a Vote of Security Holders: Nothing to Report

Item 5: Other Information.

Changes in Officers and Personnel: Nothing to Report

Item 6: Exhibits and Reports on form 8-K.

      a) Exhibit 31.1 Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

            Exhibit 31.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      b) Exhibit 32.1 Certification Pursuant to Sections 13(a) or 15(d) of the 1934 Act, and as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            Exhibit 32.2 Certification Pursuant to Sections 13(a) or 15(d) of the 1934 Act, and as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      c)    No reports on Form 8-K were filed during the quarter ended
            June 30, 2003.

                                   SIGNATURES

      In accordance with requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

      R-Tec Holding, Inc.
      (Registrant)

Date: August 6, 2003              By /s/ Douglas G. Hastings
                                         ---------------------------------------
                                         Douglas G. Hastings, President and CEO


                                  By /s/ Michael T. Montgomery
                                         ---------------------------------------
                                         Michael T. Montgomery, CFO