Form 10QSB
period 2003-09-30
R-TEC HOLDING INC
filed 2003-11-14
CIK 1112279

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                              For the Quarter Ended

                               September 30, 2003

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

                    At September 30, 2003, the registrant had
                 22,272,246 shares of common stock outstanding.

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

      1) Consolidated Balance Sheet for the periods ending September 30, 2003 (unaudited) and December 31, 2002

      2) Consolidated Statement of Operations for the periods ending September 30, 2003 and September 30, 2002 (unaudited)

      3) Consolidated Statement of Cash Flows for the periods ending September 30, 2003 and September 30, 2002 (unaudited)

      4)    Notes to Financial Statements

Item 2. Management's Discussion and Analysis or Plan of Operation:

      Revenues for the Company in its two main product groups are listed below for the quarters ending September 30, 2003 and 2002 respectively. For the 3 months ending September 30, 2003, total revenues decreased by 65%, with decreases in automation of 79% and 15% in interconnect. For the 9 months ending September 30, 2003, and September 30, 2002, total sales decreased by 49%, with decreases in automation of 59% and 15% in interconnect.

3 Months ending September 30, 2003
Segment                     2003                          2002
--------------------------------------------------------------

Automation                  $  122,682         46%        $  585,164         78%
Interconnect                $  143,845         54%        $  169,662         22%
                            ----------        ---         ----------        ---
Total Sales                 $  266,527        100%        $  754,826        100%

9 Months ending September 30, 2003
Segment                     2003                          2002
--------------------------------------------------------------

Automation                  $  643,466         61%        $1,575,901         76%
Interconnect                $  414,989         39%        $  487,847         24%
                            ----------        ---         ----------        ---
Total Sales                 $1,058,455        100%        $2,063,748        100%

Financial Results of Operations

      Management feels the continued decrease in sales for both product sectors is primarily attributable to sluggish economic conditions in general, but particularly in the technology sectors. Key customers for the Company in the interconnect group have indicated a perceptible upswing in their production volumes, but these positive movements have not yet translated into sales increases for the Company. In the automation product group, customers' capital expenditure budgets, which represent allocated funds for the type of products produced in the automation group, appear to be on hold until the 2nd and 3rd quarters of 2004.

      Gross profit for the period ending September 30, 2003 was $28,196 or 11%, compared to $225,959 or 30%, for the period ending September 30, 2002. The decrease in gross profit was attributable primarily to decreases in sales and underutilization of plant capacities which are factored into cost of good sold.

      Selling, General, and Administrative expenses were $147,689 for the period ending September 30, 2003, compared to $329,097 for the period ending September 30, 2002, a decrease of $181,408 or 55%. The decrease in expenses is attributable primarily to additional layoffs and continued efforts to reduce expenses.

      Net loss for the quarter was $208,791, or $.01 per share for the period ending September 30, 2003, compared to a net loss of $141,817 or $.01 per share for the period ending September 30, 2002. The increase in net loss resulted primarily from the decrease in gross profit and an increase in interest expense of $38,657, from $13,241 for the period ending September 30, 2002, to $51,898, for the period ending September 30, 2003.

Changes in Financial Condition:

      The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein for September 30, 2003 and December 31, 2002.

      Current assets were $312,732 for the period ending September 30, 2003, compared to $873,517, for the period ending December 31, 2002, a decrease of $560,785, or 64%, respectively. Current liabilities were $1,393,425 and $1,178,965, for the same respective periods. The resulting current ratio was .22 at September 30, 2003, compared to .74 at December 31, 2002. The decrease in current assets from December 31, 2002 to September 30, 2003 was primarily due to a decrease of $143,336 in cash, a decrease of $299,202 in accounts receivable, a decrease in costs and estimated earnings in excess of billings on uncompleted contracts of $58,229, and a decrease in prepaid expenses of $72,798. Significant changes in current liabilities included an increase in accounts payable of $181,081 or 168%, from December 31, 2002, to September 30, 2003, and a decrease in billings in excess of costs and estimated earnings on uncompleted contracts, from $61,594 to $24,022 for the same respective periods.

Liquidity:

      Management is aware that the Company's liquidity position has continued to deteriorate due to successive quarterly losses. Short term areas of concern include an increase in aging of the accounts payable and additional short term notes payable that have matured and are now past due. In addition, the Company has fallen behind on payment of accrued interest on the short term notes payable. Aging of accounts payable includes $88,251 at 61-90 days late and $82,098 at greater than 90 days. Notes payable currently past due as of September 30, 2003 include principal in the amount of $584,422 and approximately $20,965 in past due interest payable.

Funding and Capital Resources:

      For the period ending September 30, 2003, the Company received no additional funding from either equity instruments or debt instruments. The Company has an agreement with 1st SB Partners Ltd., which was entered into in an attempt to raise additional equity funding, but has been unable to use this funding source due to predetermined parameters set by 1st SB Partners Ltd. that are linked to the Company's stock performance. The Company is also continuing to seek other sources of funding via partnering with key customers, equity funding opportunities, and debt funding opportunities. Without some additional funding, it is unlikely that the Company will be able to maintain operations at the current level through the end of the period ending December 31, 2003. The Company is attempting to secure additional funding, but cannot guarantee that the funding will be available.

Plan of Operation:

      Within the recent approximate six weeks, the Company has experienced a measurable increase in interest from new and existing customers in its interconnect products. Renewed efforts, as resources allow, are being directed at responding to these potential sales opportunities as well as prospecting new opportunities. Management feels that due to physical property changes in the IC testing industry, including increased testing speeds and tighter testing tolerances, or finer pitches, the Company's interconnect products are gaining attention as one of the potentially leading solutions for future testing applications in several of the testing market segments. To the extent this is correct, older mechanical solutions will become obsolete and newer, leading edge solutions will begin to take their places. Management feels that the Company's interconnect products are in position to be viewed as one of these leading edge solutions. With the Company's current research and development efforts, several new leading edge GCI(TM) products are being tested for market introduction, including a version of its existing standard GCI(TM) with finer pitches than previously available.

      To support the opportunity to increase market awareness and acceptance, management is directing limited resources to support marketing and sales efforts. With its state-of-the-art production facility on-line, the Company will be able to handle substantial increases in sales and production of its interconnect products with minimal capital expenditures. Of the capital funding the Company is attempting to secure, a larger amount than previously budgeted is targeted to support the increased marketing efforts.

      From a financial performance perspective the Company has moved towards a profit center approach to better analyze each operating group and to determine the best operating structure to minimize expenses and maximize operating margins. It is anticipated that within the next quarter, management will make decisions to restructure the Company's operating groups to focus on areas with the most opportunity for positive margin contributions.

      Management is aware of the acute cash flow position the Company faces and has implemented strict cash flow management policies, including reduced budgets, reductions in personnel, reductions on work hours, and short term work area closures adjusted to current production scheduling.

      With the tighter financial controls, management is working towards the short term goals of achieving a positive cash flow position within six to eight months, and GAAP financial profitability within eight to ten months. With the increased interest in the Company's interconnect products, management feels that the interconnect sales will continue to grow and enable the Company to reach its target financial goals. Due to the cyclical nature of interconnect sales, no significant sales increases are expected until the first quarter of 2004. Testing facilities, which represent the Company's interconnect product customers, normally slow down or shut down the testing and qualifying of new IC products during the holiday periods from Thanksgiving thru New Years, with demand picking up within the first few weeks of January. Management is aware that without additional capital funding, it will become extremely difficult to achieve its goals previously mentioned, as well as continuing operations at their current level. To the extent funding is not secured, the Company may need to seek alternative solutions, including informal or formal restructuring. If the Company is successful in securing additional funding, it cannot guarantee that the foregoing goals of positive cash flow and profitability will be achieved.

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

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings: Nothing to Report

Item 2. Changes in Securities: Nothing to Report

During the period ending September 30, 2003, the Company, pursuant to a consent of directors, issued R-144 common stock to pay for the lease expenses at its interconnect plant. The monthly lease expense was $1,550 per month. The stock value was determined by using the closing price of the Company's stock, on the first trading day of the 3 month rental quarter.

Date            Shares    Consideration                              Shareholder
----            ------    -------------                              -----------

07/01/03        58,125    Lease expense - March, April, May          SWCR, Inc.
07/01/03        77,500    Lease expense - June, July, Aug            SWCR, Inc.
09/30/03        46,500    Lease expense - Sept, Oct, Nov             SWCR, Inc.
--------------------------------------------------------------------------------
Totals         182,125

Other Security Transactions: Nothing to Report

Item 3: Defaults Upon Senior Securities: Nothing to Report

Item 4: Submission of Matters to a Vote of Security Holders: Nothing to Report

Item 5: Other Information.

Changes in Officers and Personnel:

            a) Effective September 30, 2003, Dave Stewart resigned as a member of the Board of Directors and as Chairman of the Audit Committee. Mr. Stewart cited "personal changes I am making in my own business" as the basis of his decision. Mr. Stewart did offer to continue working with the Company on "some type of advisory basis" if the Company so desires. Mr. Stewart represented the financial export on the Audit Committee. The Company is working diligently to replace Mr. Stewart with a qualified financial expert for the audit committee. As of the date of this filing, this position has not yet been filled.

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

      c) No reports on Form 8-K were filed during the quarter ended September 30, 2003.

                                   SIGNATURES

      In accordance with requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

      R-Tec Holding, Inc.
      (Registrant)


Date: November 12, 2003                 By / s / Douglas G. Hastings
                                                 -------------------------------
                                                 Douglas G. Hastings, President
                                                 and CEO


                                        By / s / Michael T. Montgomery
                                                 -------------------------------
                                                 Michael T. Montgomery, CFO

                       R-TEC HOLDING, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
           As of September 30, 2003 (Unaudited) and December 31, 2002

                                                                            September 30, 2003   December 31, 2002
                                                                            ------------------   -----------------
Current assets
     Cash                                                                      $    29,236          $   172,572
     Accounts receivable (net of $12,952 and $20,177
         allowance for doubtful accounts, respectively)                            179,327              478,529
     Costs and estimated earnings in excess
         of billings on uncompleted contracts                                       14,494               72,723
     Income taxes receivable                                                        15,295               15,295
     Inventory                                                                      48,721               35,941
     Prepaid expenses                                                               25,659               98,457
                                                                               -----------          -----------
                                                  Total current assets             312,732              873,517

Equipment and leasehold improvements, at cost,
     net of accumulated depreciation                                               706,544              888,247
Other assets, at cost, net of accumulated
     amortization                                                                   10,229               24,775
                                                                               -----------          -----------

                                                          Total assets         $ 1,029,505          $ 1,786,539
                                                                               ===========          ===========

Current liabilities
     Accounts payable                                                          $   288,650          $   107,569
     Accrued expenses                                                              102,849               84,797
     Billings in excess of costs and estimated
       earnings on uncompleted contracts                                            24,022               61,594
     Notes payable, current portion related parties                                100,000                   --
     Notes and leases payable, current portion                                     877,904              925,005
                                                                               -----------          -----------
                                             Total current liabilities           1,393,425            1,178,965

Accrued preferred dividends payable                                                196,832              161,780
Notes and leases payable, less current portion                                     197,112              110,013
Notes payable to related parties                                                   100,000              200,000
                                                                               -----------          -----------
                                                     Total liabilities           1,887,369            1,650,758

Shareholders' equity
     Series A cumulative convertible preferred stock, par value
         $0.23437 per share, 5,000,000 authorized, 2,646,094
         and 2,781,564 shares issued and outstanding                               619,350              651,100
     Common stock, no par value per share,
         60,000,000 authorized, 22,272,246 and 21,742,189
         shares issued and outstanding                                           2,888,804            2,834,082
     Additional paid-in capital                                                    538,123              514,123
     Accumulated deficit                                                        (4,904,141)          (3,863,524)
                                                                               -----------          -----------
                                  Total shareholders' equity (deficit)            (857,864)             135,781
                                                                               -----------          -----------

                  Total liabilities and shareholders' equity (deficit)         $ 1,029,505          $ 1,786,539
                                                                               ===========          ===========

                             See accompanying notes

                       R-TEC HOLDING, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
   For the Period Ended September 30, 2003 and September 30, 2002 (Unaudited)

                                                   Three Months Ended September 30,         Nine Months Ended September 30,
                                                   --------------------------------         -------------------------------
                                                       2003                2002                2003                2002
                                                   ------------        ------------        ------------        ------------
Revenues
      Automation revenues                          $    122,682        $    585,164        $    643,466        $  1,575,901
      Interconnect revenues                             143,845             169,662             414,989             487,847
                                                   ------------        ------------        ------------        ------------

                               Total revenue            266,527             754,826           1,058,455           2,063,748

Operating costs
      Automation operating costs                        133,713             413,104             678,658           1,309,619
      Interconnect operating costs                      104,618             115,763             302,154             299,907
                                                   ------------        ------------        ------------        ------------

                       Total operating costs            238,331             528,867             980,812           1,609,526
                                                   ------------        ------------        ------------        ------------

                                Gross profit             28,196             225,959              77,643             454,222

Selling, general and administrative expenses            147,689             329,097             779,521           1,108,018
Research and development                                 22,616              10,668              81,679              44,696
                                                   ------------        ------------        ------------        ------------

                              Operating loss           (142,109)           (113,806)           (783,557)           (698,492)

Interest expense                                        (51,898)            (13,241)           (212,985)            (53,711)
Interest income                                              --                  --                  --               2,341
                                                   ------------        ------------        ------------        ------------
                                                        (51,898)            (13,241)           (212,985)            (51,370)
                                                   ------------        ------------        ------------        ------------

Income (loss) before income taxes                      (194,007)           (127,047)           (996,542)           (749,862)
Income taxes                                                 --                  --                  --                  20
                                                   ------------        ------------        ------------        ------------

                                    Net loss           (194,007)           (127,047)           (996,542)           (749,882)

Preferred stock dividends                                14,784              14,770              44,075              43,829
                                                   ------------        ------------        ------------        ------------

                       Net loss available to
                         common shareholders       $   (208,791)       $   (141,817)       $ (1,040,617)       $   (793,711)
                                                   ============        ============        ============        ============

Net loss per common share                          $      (0.01)       $      (0.01)       $      (0.05)       $      (0.04)
Weighted average shares outstanding                  22,140,169          21,052,005          22,109,681          20,525,895

                             See accompanying notes

                       R-TEC HOLDING, INC. AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF CASH FLOWS For the
       Periods Ended September 30, 2003 and September 30, 2002 (Unaudited)

                                                                                       Nine Months Ended September,
                                                                                          2003              2002
                                                                                       ---------        -----------
Cash flows from operating activities
     Net loss                                                                          $(996,542)       $  (749,882)
     Adjustments to reconcile net loss to net
         cash used by operating activities
         Depreciation and amortization                                                   196,431            194,965
         Options issued for consulting services                                           24,000                 --
         Common stock issued for services                                                 13,950                 --
         Changes in assets and liabilities
             Accounts receivable                                                         299,202           (291,987)
             Costs and estimated earnings in excess
               of billings on uncompleted contracts                                       58,229             20,546
             Prepaid expenses                                                             72,798             (8,671)
             Inventory                                                                   (12,780)           (54,129)
             Accounts payable                                                            181,080             (4,435)
             Accrued expenses                                                             18,052             61,323
             Billings in excess of costs and estimated
               earnings on uncompleted contracts                                         (37,572)               778
                                                                                       ---------        -----------
                                           Net cash used by operating activities        (183,152)          (831,492)

Cash flows from investing activities
     Purchase of equipment and other assets                                                 (182)          (384,089)

Cash flows from financing activities
     Collections on loans                                                                     --             10,666
     Proceeds from common stock and options                                                   --            822,400
     Proceeds from debt                                                                   75,000            658,922
     Payments on debt                                                                    (35,002)          (316,890)
                                                                                       ---------        -----------
                                       Net cash provided by financing activities          39,998          1,175,098
                                                                                       ---------        -----------

                                                            Net decrease in cash        (143,336)           (40,483)
Beginning cash                                                                           172,572            330,044
                                                                                       ---------        -----------

                                                                     Ending cash       $  29,236        $   289,561
                                                                                       =========        ===========

Supplemental disclosures of cash flow information
     Interest paid                                                                     $ 112,403        $    37,118
     Noncash investing and financing activities
         Preferred stock dividends payable                                             $  44,075        $    43,829
         Common stock issued through conversion of preferred
             stock and accrued preferred dividends                                     $  40,772        $        --
         Common stock issued for services                                              $  13,950        $        --
         Accrued preferred stock dividends payable converted to common stock           $   9,022        $        --

                             See accompanying notes

                       R-TEC HOLDING, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 2003 and 2002

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

Stock Options

Effective December 12, 2000, the Board of Directors of the Company adopted a stock option plan which allows for the grant of options for up to 2,000,000 shares of the Company's Common Stock to officers, directors or key employees of the Company, consultants of the Company or employees of companies that do business with the Company. The plan allows for granting incentive stock options to employees and non-qualified stock options to all other parties. The plan provides for the options to be granted on incentive stock options at a price equal to the market price of the stock and at a price of not less than 85% of the market price of the stock for non-qualified stock options. The

                       R-TEC HOLDING, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 2003 and 2002

plan further allows for the option period to not exceed five years for the incentive stock options and not to exceed ten years for the non-qualified stock options. The Company issued 2,410,000 stock options under the plan during the nine months ended September 30, 2003. The Company is aware that the total number of stock options available for allocation needs to be increased.

The Company accounts for its stock options under Accounting Principles Board
(APB) Opinion No. 25 using the intrinsic value method. In accordance with Financial Accounting Standards (SFAS) No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, pro-forma net income, stock-based compensation expense, and earnings per share using the fair value method are stated as follows:

                                                         Nine Month Ended
                                                  ------------------------------
                                                  September 30,    September 30,
                                                       2003           2002
                                                  -------------    -------------

  Net loss, as reported                            $(1,040,617)     $(793,711)
  Deduct: stock-based employee compensation
    expense determined under fair value based
    method, net of tax                                 (37,627)       (11,801)
                                                   -----------      ---------
  Pro forma net income                             $(1,078,244)     $(805,512)
                                                   ===========      =========

  Earnings per share
    Basic - as reported                            $      (.05)     $    (.04)
    Basic - pro forma                              $      (.05)     $    (.04)

NOTE B - EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements consists of:

  Equipment                                                       $   946,212
  Vehicles                                                              2,633
  Office equipment and furnishings                                     96,082
  Leasehold improvements                                              118,484
                                                                  -----------
                                                                    1,163,411
  Accumulated depreciation and amortization                          (456,867)
                                                                  -----------

                                                                  $   706,544
                                                                  ===========

                       R-TEC HOLDING, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 2003 and 2002

NOTE C - OTHER ASSETS

Intangible assets consist of:

      Software                                                   $ 76,327
      Accumulated amortization                                    (66,098)
                                                                 --------

                                                                 $ 10,229
                                                                 ========

The estimated useful life of software is three years.

NOTE D - INVENTORY

Inventory is stated at the lower of cost (last-in, first-out method) or market.

Inventories consist of:

      Finished goods                                               $ 9,658
      Work in process                                                6,186
      Raw materials                                                 32,877
                                                                   -------

                                                                   $48,721
                                                                   =======

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

                       R-TEC HOLDING, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 2003 and 2002

                                             Custom
                                           Automation   Interconnect     Total
                                          -----------   ------------  ----------
Nine months ended September 30, 2003

Operating revenue                         $   643,466     $414,989    $1,058,455
Operating income (loss)                       (35,192)     112,835        77,643
Depreciation and amortization                  92,530       72,421       164,951

                                             Custom
                                           Automation   Interconnect     Total
Nine months ended September 30, 2002

Operating revenue                         $ 1,575,901     $487,847    $2,063,748
Operating income loss                         266,282      187,940       454,222
Depreciation and amortization                  95,654                     95,654

Three months ended September 30, 2003

Operating revenue                         $   122,682     $143,845    $  266,527
Operating income (loss)                       (11,031)      39,227        28,196
Depreciation and amortization                  31,118       24,132        55,250

Three months ended September 30, 2002

Operating revenue                         $   585,164     $169,662    $  754,826
Operating income loss                         172,060       53,899       225,959
Depreciation and amortization                  27,599                     27,599

The Company does not assign interest income, interest expense, other income or income taxes to operating segments. Identifiable assets and related capital expenditures are assigned to operating segments, with depreciation and amortization allocated to the segments.

NOTE F - COMMITMENTS

On June 16, 2003, the Company entered into a consulting agreement that provides for the payment of 600,000 shares of common stock. The liability of $36,000 has been included in accounts payable.

NOTE G - NOTES PAYABLE

Notes payable currently past due as of September 30, 2003, include principal in the amount of $584,422 and approximately $20,965 in past due interest payable.

UCC filings have been filed on behalf of convertible note holders for a perfected security position in significantly all assets of the Company excluding intellectual properties.

The Company has received a letter from one note holder requesting repayment of the note in the amount of $50,000. The note matured on October 31, 2003.

                       R-TEC HOLDING, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 2003 and 2002

NOTE H - GOING CONCERN CONSIDERATIONS

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