Form 10KSB
period 2003-12-31
R-TEC HOLDING INC
filed 2004-05-17
CIK 1112279

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

|X|	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

|_|	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

Commission file number:  0-30463

R-TEC HOLDING, INC.
(Name of small business issuer in its charter)

IDAHO	82-0515707
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1471 E. Commercial Ave., Meridian, Idaho	83642
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (208) 887-0953 FAX: (208) 888-1757

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered

___________________________________	___________________________________

___________________________________	___________________________________

Securities registered under Section 12(g) of the Exchange Act:

Common Stock no par value
(Title of class)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
|X|  Yes   |_|  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K Is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  |_|

Indicate by check mark if whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
|_| Yes   |X| No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, as of the last business day of the issuer’s most recently completed second fiscal quarter, June 30, 2003, was $3,976,203.

Registrants revenues for the fiscal year ended December 31, 2003 were $ 1,278,942.

As of December 31, 2003, there were 22,878,994 shares of the registrant’s no par value common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

As referenced in the Exhibit List attached hereto.

DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

          This Report, including any documents incorporated by reference into this Report, contains certain “Forward-Looking Statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including without limitation, statements regarding our products, our operating revenues or profits, our dependence on products that are still undergoing research and development, exposure to general economic fluctuations, government regulations which may affect our production capabilities or products, competition to our products in both design and pricing, employment factors including but not limited to adequate personnel to support the design, manufacturing, and sales of our products, status of patent protection to our intellectual properties, and our ability to raise additional funding for continuing operations. Other than statements of historical fact, all statements made within this Report may be construed to be forward looking and are identified by terminology such as “may,” “believe,” “estimates,” “projects,” “anticipates,” “plans,” “hopes,” or “potential,” or the negative thereof or similar terminology. Although we believe that statements made within the context of this Report are reasonable, there can be no assurance that said expectations or any of the Forward-Looking Statements will prove to be correct. Actual results may differ substantially from those statements, projections, tabulations, or estimates, presented or projected. All Forward-Looking Statements included in the Company’s press releases or reports to the Securities and Exchange Commission (SEC) contain inherent risk and are expressly qualified by these cautionary statements.

PART I

Item 1.  Description of Business

OVERVIEW & DEVELOPMENT OF BUSINESS

R-Tec Holding, Inc. (the “Company”)

          R-Tec Corporation began operations in 1995 as a privately held corporation. In August 1999, R-Tec Holding, Inc., which previously operated as a wholly owned subsidiary of Biogan International, Inc., began operating as a totally independent and separate entity. In order to bring the operating entity, R-Tec Corporation, under the umbrella of the holding corporation, R-Tec Holding, Inc., on September 27, 1999, the two corporations entered into a definitive agreement under which the shareholders of R-Tec Corporation transferred 80% of their common stock holdings of R-Tec Corporation in exchange for 4,266,797 shares of R-Tec Holding, Inc.  R-Tec Holding, Inc. also agreed to contribute its investment of IntorCorp to R-Tec Corporation (IntorCorp was dissolved prior to year end 2002).  The transaction closed on November 3, 1999.  On November 4, 1999, R-Tec Corporation redeemed the remaining 20% ownership from the shareholders.  The redemption resulted in recording a $100,000 note payable to the former shareholders.  The stock redemption resulted in R-Tec Corporation being a wholly owned subsidiary of R-Tec Holding, Inc.

          On July 2, 2001,  R-Tec Holding, Inc.’s stock, with the symbol of RTHG, started trading publicly on the OTC.BB exchange, having previously registered and received approval from the Securities and Exchange Commission (SEC).

          R-Tec Holding, Inc., and its wholly owned subsidiary, R-Tec Corporation, (collectively “the Company”) has been a developer and supplier to the high-tech industry of custom automation solutions, including prototype development, tooling and manufacturing; and high performance test sockets and IC (integrated circuit) interconnect devices for the testing of IC chips.

          On December 1, 1999, the Company formed a new, wholly owned subsidiary, R-Tec Interconnect, Inc. (hereinafter referred to as “Interconnect”) to focus on its IC Testing Interface products. The Company has been developing testing interface products since 1998 believing that product development and maturity were at a stage to justify a separate divisional focus. However, effective September 1, 2001, Interconnect was merged into R-Tec Corporation to create one operational company under the umbrella ownership of R-Tec Holding, Inc.  The merger was also effected to reduce common overhead expenses; both Interconnect and R-Tec Corp are located in the same facilities and receive managerial support from the same individuals.

          On July 17, 2001, the Company acquired certain assets of Browland, LaMeire & Associates, (B.L.&A.), previously a Manufacturer’s Representative firm, in order to increase distribution and marketing capabilities. B.L.&A. maintained sales representative agents in the US, Europe and Asia. B.L.& A. had four representative firms in the U.S. with twelve sales persons, three European agents for Germany, France and England, and five Asian agents for Singapore, Malaysia, Taiwan and Japan. In December of 2000, the principals of B.L.&A. were hired as management employees to oversee the internal development of marketing efforts. Effective July 17, 2001, the Company acquired certain assets of B.L.&A., primarily customers contact lists, in exchange for 380,000 shares of R-Tec Holding, Inc. stock valued at $1.00 per share, and continued to solidify its position of bringing the marketing and distribution expertise of B.L.&A. in-house.

          Prior to July 3, 2001, certain functions of some projects were, when needed, contracted to R-Tec Machine Tools, Inc., an Idaho corporation, in which Doug Hastings and Gary Clayton owned a combined 50% interest. R-Tec Machine Tools, Inc conducted business as a machine shop in the same building as R-Tec Corporation. However, some machine work was also contracted with other machine shops depending on time of delivery constraints. R- Tec Machine Tools, Inc. exclusively machined raw metal into custom parts on contract with its customers, one of which was R-Tec Corporation. Effective July 3, 2001, R-Tec Machine Tools, Inc. was acquired by R-Tec Corporation in a stock for stock acquisition. Joe Hawkins, Walter Hinkle, Gary Clayton, and Doug Hastings, each 25% owners of R-Tec Machine Tools, Inc., received an aggregate 291,248 shares of R-Tec Holding, Inc. stock valued at $1.00 per share.

          On November 1, 2003, due to continuing general economic challenges, and specific, weak economic performance in the high-tech industry relating to future bookings of automation projects, custom automation operations were terminated. The automation operations have been included with a group of revenues consisting of custom automation, machine tooling, and other sales. The Company elected to focus on the development of its interconnect technologies for the IC industries. As of year end, December 31, 2003, the Company was continuing its efforts to expand sales and operations for its interconnect products and was continuing its retail sales of machine shop contract work.

          In terminating its operations for custom automation projects, the Company did not dispose of any material properties or assets, nor did it write down or obsolete any material amounts of inventory. For custom automation projects, the Company generally purchased parts and supplies on as needed basis only and did not stock material parts, other than smaller quantities of hardware, i.e., bolts, nuts, and screws, etc. It is anticipated that the smaller quantities of hardware will be used in the normal course of business and issued to projects in the Company’s remaining operations. For its interconnect products and machine shop sales, the Company does not anticipate any additional, material additions to plant or equipment in the next quarter. The interconnect production line was constructed and placed into operation beginning January 1, 2003 and it is believed that excess capacity still exists to handle additional sales for the foreseeable future.

PRODUCTS

          For its interconnect technology sales, the Company relies primarily on two product types, i.e., sockets and interconnects. For testing IC chips, testing laboratories and facilities rely on sockets as a connection device that attach to a DUT (device under test). Sockets are designed in various configurations, sizes, and functionalities. The Company’s primary socket designs consist of clamshell designs with variable pressure adjustments, or pneumatic pressure design, fixed socket design with bolt down bases and lids, and smaller precisor designs intended for use with other socket configurations. Interconnects are designed using the Company’s proprietary technology GCI™ for providing the electrical connection between the DUT board and the chip or device being tested. The socket provides the physical apparatus to connect the DUT board and the chip or device under test, the interconnect provides the electrical connection that allows electrical performance testing of the chip or device under test.

          The Company’s sockets do not present new technological advances in general industry design, nor do they represent proprietary products, but instead are in conformance with designs commonly accepted by testing engineers and technicians within the industry. Specific to the Company’s socket designs however, are engineering specifications that allow the Company’s proprietary GCI™ technology to perform at maximum functionality. It is believed that the Company’s proprietary GCI™ technology represents leading edge technology in the IC testing industry, especially where testing criteria demands performance above 7GHz.

          Sales by product groups are listed below for the preceding three years. With the discontinuation of automation sales, it is anticipated that interconnect sales will represent approximately 75% of sales in the near term and machine shop sales will represent approximately 25% of sales for the same periods. Longer term, it is anticipated that interconnect sales will grow in greater proportion to machine shop sales.

Year	Interconnect Products	Automation and Other Products Sales	% Totals

2001	19%	81%	100%
2002	23%	77%	100%
2003	43%	57%	100%

          Raw materials do not appear to present a problem for ongoing sales or operations. Of the materials used in the manufacturing of interconnect products, specific suppliers’ products are preferred, but it is believed that substitute products are available through multiple suppliers with reasonable lead times. For machine shop sales, raw materials of plastics, and various metals are common to most machine shop operations and the supply appears to be available in sufficient supply.

          Seasonality does not affect either interconnect sales or machine shop sales. However, some nominal cyclical fluctuations may exist due to production cycles at IC testing facilities. IC testing may ramp up at either the beginning or end of a testing quarter or may be affected by the scheduled introduction of new products to be tested. With multiple customers, each having different product introduction schedules and testing quarters, R-Tec has not identified trends that would substantially affect overall sales.

PATENTS

          R-Tec has received four patents for designs completed by its engineering staff. The first patent issued was #6,064,195, dated May 16, 2000, and expires May 11, 2018, for a “Test Probe Positioning Device.” The patent is for a self-aligning device for positioning a test probe in a socket of a printed circuit board to be tested. The second patent issued was #6,194,904 B1, dated Feb 27, 2001, and expires May 19, 2018, for a “Socket Test Probe and Method of Making.” The patent is for a probe used with the process defined by the first patent and also relates to the process of testing a B.I.B. (burn-in board). The third patent issued was #6,527,563 B2, dated March 4, 2003, and expires October 4, 2020, for a “Grid Interposer and Method of Making.” This third patent represents the design and manufacturing process of the Company’s GCI™ products which are used in testing of integrated circuit chips. The fourth patent issued was #6,564,455, dated May 20, 2003, and expires May 19, 2018, for a “Socket Test Probe and Method of Making,” international class. The patent is for the socket and method of making which includes flat plates which serve as electrodes encased in resin.

          The first two patents listed represent products sold within the Company’s automation group, which has had its operations terminated.  Going forward, it is not known, if these patents will have any significant impact on the Company’s future revenues. The third patent for the Grid Interposer, represents the major design and manufacturing procedure for the interconnect group’s products. This patent will be critical to the continued revenues and growth of the Company as it has been restructured to focus on the sales of interconnect products.

CUSTOMERS AND COMPETITION

          With the closure of the automation division in November of 2003, the customer base that remains significant to R-Tec’s revenues are those who purchase interconnect products. Significant customers for  testing products include Aries Electronics, Inc., Maxim, Amkor, RF Micro Devices, Gamma Technology, Anadigics, Micron System Integration, Celeritek, Teradyne, Cisco Systems, Inc., Transmeta,  P.T. Products & Services, 3Com, Motorola, Vitesse Semiconductor, and RS Tech. It is anticipated that customer usage will become broad based and that the Company will not become dependent or at risk for a concentration of its interconnect products within one or several customers.

          The Company has determined that its target markets include those customers within qualification and testing segments. Many of these customers require a high performance interconnect solution. The GCI™ products represent a viable solution for these high performance requirements. R-Tec also is attempting to develop more customers who would use its products in the production testing sales area. These applications would represent  “automated testing” of IC chips where larger quantities of testing occur. As a longer-term market opportunity, R-Tec is also exploring the viability of product solutions for the burn-in market. The burn-in market is characterized by large volumes and low prices for interconnect solutions. With the Company’s current production processes, the burn-in market is probably not a good fit for current product designs.

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

          Management feels that spring probe technologies, while a mainstay in the market for many years, will begin to become obsolete for the market segments represented by high performance requirements. As a basis for this belief, management feels that future testing applications will have mechanical and electrical requirements beyond the range of spring probe technologies. Spring probe technology is an older technology that fills the market segment of lower pricing and lower performance requirements. As future iterations of chip designs become smaller and have higher testing requirements, particularly above 7GHz, management feels that GCI™ products may represent a leading edge challenge to other competitors in this same market.

          Pricing in the target markets the Company is focusing on is a factor but not the major factor. As the performance requirements for IC testing are becoming more challenging, pricing has taken a second position to the challenge for testing engineers and personnel to find a “socket solution” that will ensure the throughput of the testing process. Management believes that some older technologies that are less expensive than the Company’s GCI™ products are facing technological obsolescence in the high performance testing segments, while other direct segment competitors’ products are struggling with performance issues. Performance and technical support, appear to be the most important criteria for the current market segments the Company is focusing on, with pricing as a lesser concern. The Company is aware however, that pricing is a factor, but does not foresee disruption of revenue growth due to pricing pressure from competitors.

OTHER INFORMATION

          Research and Development

          In 2003, the Company spent $84,932 on research and development, compared to $64,525 in 2002 and $3,150 in 2001.  Most of the expense in 2003 was directed towards interconnect products. Since the inception of sales of the Company’s GCI™ products in the fourth quarter of 2000 it has relied heavily on feedback from customers to support its research and development. This information however, was difficult to obtain due to the inherent secretive nature of the IC chip manufacturing and testing industry.

          The parameters affecting successful research and development and ultimately, successful product design, of the Company’s interconnect products center in three main areas of functionality, i.e., 1) mechanical performance, 2) electrical performance, and 3) thermal performance. In 2003, the Company was able to engage the services of GIGA Test Laboratories to validate the electrical performance characteristics of  the GCI™. The test results did validate what Company engineers had proposed, that the GCI™ performance represented leading edge technology possibilities. In the fourth quarter of 2003, Company engineers have designed testing procedures to validate additional mechanical performance, with potential thermal performance tests to follow within the first and second quarters of 2004. It is believed by management, that these additional testing data as supportive documentation, will enhance marketing efforts of the GCI™ products.

          Government Regulations

          The Company is not aware of any government regulations that would materially impact its operations. Since the GCI™ product line became operational in January 2003, the Company has strictly adhered to environmental regulations at both the local and federal levels. Regular tests are conducted by Company personnel and validated by qualified third party sources to ensure compliance with any discharge or environmental standards.

          Employment

          Following the termination of operations within the automation group, the Company employs 16 individuals.

          Other

          The Company does not have any operations within foreign countries. It does not have any long-lived assets in foreign countries or foreign corporations, and does not have any material amounts of revenues from foreign corporations or countries. As the GCI™ products move into the production market segment as previously defined in “Customers and Competition”, it is possible the Company will develop material amounts of revenues in the future with foreign corporations or at least sales may be consummated with U.S. owned entities who have foreign production testing operations.

          The Company files annual, quarterly, and current reports, proxy statements, and other information with the Commission. You may read and copy any reports, statements, or other information that the Company files at the Commission’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Please call the Commission at 1-800-SEC-0330 for further information on the Public Reference Room. The Commission also maintains an Internet site (http://www.sec.gov) that makes available to the public, reports, proxy statements and other information regarding issuers, such as the Company, that file electronically with the Commission.

          The Company’s web site is (http://www.rtec.com). The Company does not currently post its filings with the Commission on its web site but is preparing to do so. The Company will make its filings available free of charge in electronic format upon request.

Item 2.  Description of Properties

          R-Tec Holding, Inc. does not own or lease any properties, and does not have any separate corporate offices, but uses, when required, the offices of R-Tec Corporation for its purposes, without the payment of any rent or other obligation, until such time as independent offices may be required.

          Property leases have been entered into by R-Tec Holding’s wholly owned subsidiary, R-Tec Corporation (R-Tec.) R-Tec is a tenant in a single purpose industrial building located at 1471 E. Commercial Avenue, in Meridian, Idaho. The building is owned by H2C2 & Associates, LLC, an Idaho limited liability company (owned by Mr. and Mrs. Hastings and Mr. and Mrs. Clayton, shareholders of R-Tec Holding, Inc.) and leased 100% to R-Tec Corporation under a 5 year lease expiring December 30, 2004.  The Company has the right to extend, at the Company’s option for another five years. The building was constructed in 1998 according to the applicable commercial building code requirements, on approximately 1.36 acres of land, and includes a parking area of 20 spaces.

          R-Tec Corporation office space consists of approximately 2,000 square feet, and includes a reception area, conference room, and 6 individual offices. The assembly and manufacturing areas consist of approximately 4,000 square feet. The rent is at the rate of $4,365 per month, subject to Cost of Living Index increases on an annual basis.

          In December of 2000, R-Tec Corporation entered into a lease agreement for office and production space for a satellite division, Creative Test Solutions, in North Salt Lake, Utah. Effective November 1, 2003, the Company suspended operations at the Utah office. The Company remains liable for the remainder of the lease in Utah at the rate of $1,320 per month and is seeking legal guidance for a resolution to terminating the lease. This lease terminates on January 15, 2006.

          In March 2002, the Company entered into a one year lease agreement, with the option to renew for one year, for office and manufacturing space for the interconnect products manufacturing facility. The facility is within the proximity of several blocks of the corporate office and is located at 703 and 705 N. Ralstin, in Meridian, Idaho. This 3,000 sq. ft. facility is a state-of-the-art production facility that enables R-Tec to manufacture its proprietary GCI™ products and to conduct additional research to expand its product lines in the interconnect group to potentially include testing solutions for silicone wafer testing, known good die testing and flex circuit manufacturing.  Monthly rent is $1,550 triple net. Subsequent to year-end, and the expiration of this lease on February 29, 2003, the Company has continued leasing this property on a month-to-month basis.

          The capacity of the production facility for the interconnect products is scalable and is currently capable of handling short tem increases in sales demand.

          Except for the described leasehold interest in the occupied premises by R-Tec Corporation, R-Tec Holding does not have any investments in real estate, nor interests in real estate, real estate mortgages, nor securities of or interests in persons primarily engaged in real estate activities.

Item 3.  Legal Proceedings

          The Company acknowledges that due its financial condition, it has received complaints from vendors arising from past due invoices, and from note holders, arising out of the company’s inability to pay interest accrued and to pay the principal portion of those notes upon maturity. None of these amounts individually, exclusive of interests and costs, exceed ten percent of the Company’s assets.

          As a subsequent event to year end, the Company was contacted by the State of Idaho Department of Finance, Securities Division, on February 27, 2004, which requested information from the Company including the following items: 1) Names and addresses of individuals that have offered or sold debt instruments on behalf of R-Tec, 2) Copies of all finder’s fee agreements, 3) Payments made to individuals who located investors and related information, 4) Names and addresses of investors and related information, 5) Exemptions from registration requirements of the Idaho Securities Act, and 6) Copies of contracts, agreements and other legal documents, including marketing materials and other related documents. The Company has furnished the information and officers from the Company have met with the individual representing the Securities Division, State of Idaho, and have answered her questions. The Company has not been given any additional information at this time regarding additional requested information.

Item 4.   Submission of Matters to a Vote of Security Holders.

None

PART II

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

MARKET INFORMATION

          The Company’s stock is publicly traded on the OTC.BB under the symbol RTHG. Public trading was initiated July 2, 2001. The following table sets forth the range of bid quotations for the Company’s common stock for the quarters indicated according to data provided by the OTC.BB.

Fiscal Year Ended December 31, 2003	High Bid	Low Bid

First Quarter	$.028	.055
Second Quarter	.300	.030
Third Quarter	.240	.060
Fourth Quarter	.080	.020

Fiscal Year Ended December 31, 2002	High Bid	Low Bid

First Quarter	$0.70	0.20
Second Quarter	0.40	0.10
Third Quarter	0.30	0.12
Fourth Quarter	0.23	0.10

SHAREHOLDERS

          This information sets forth the approximate number of holders of each class of common equity of the registrant as of December 31, 2003. The registrant has not paid cash dividends on its stock for the preceding two years, nor does it anticipate doing so in the foreseeable future. It intends to retain any retained earnings to fund growth and expansion.

Fiscal Year Ended December 31, 2003	No. of Shares

Series A Convertible Preferred	2,646,094
Common Stock	22,878,994

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

          The following table contains information regarding our equity compensation plans as of December 31, 2003.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Plans (Excluding Securities Reflected in the First Column)

Equity compensation plans approved by security holders	0	0	0

Equity compensation plans not approved by security holders	7,237,820	.44	0

Totals	7,237,820	.44	0

Description of equity compensation plan not approved by shareholders:  Effective December 12, 2000, the Board of Directors of Company adopted a stock option plan which allows for the grant of options for up to 2,000,000 shares of the Company’s Common Stock to officers, directors or key employees of the Company, consultants of the Company or employees of companies that do business with the Company.  The plan allows for granting incentive stock options to employees and non-qualified stock options to all other parties.  The plan provides for the options to be granted on incentive stock options at a price equal to the market price of the stock and at a price of not less than 85% of the market price of the stock for non-qualified stock options.  The plan further allows for the option period to not exceed five years for the incentive stock options and not to exceed ten years for the non-qualified stock options.

UNREGISTERED SALES OF SECURITIES

          The Company sold the following unregistered securities in the past three years.  None of the sales involved an underwriter.  We believe these sales were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 because the sales did not involve a public offering.

Securities Sold for Cash:

•	On January 17, 2001, the Company sold 100,000 shares of restricted common stock, at $1.00 per share, to Relawk Capital. The cash proceeds resulting from this transaction were $100,000.00.

•	On January 22, 2001, the Company sold 10,000 shares of restricted common stock, at $1.00 per share, to Harold Bowers. The cash proceeds resulting from this transaction were $10,000.00.

•	On January 26, 2001, the Company sold 31,000 shares of restricted common stock, at $1.00 per share, to Dr. Willard Nelson. The cash proceeds resulting from this transaction were $31,000.00.

•	On January 29, 2001, the Company sold 100,000 shares of restricted common stock, at $1.00 per share, to Barry Barnett. The cash proceeds resulting from this transaction were $100,000.00.

•	On March 2, 2001, the Company sold 25,000 shares of restricted common stock, at $1.00 per share, to Michael Calhoun. The cash proceeds resulting from this transaction were $25,000.00.

•	On March 5, 2001, the Company sold 400,000 shares of restricted common stock, at $1.00 per share, to Lomap LP. The cash proceeds resulting from this transaction were $400,000.00.

•	On March 14, 2001, the Company sold 25,000 shares of restricted common stock, at $1.00 per share, to Roy Phillips. The cash proceeds resulting from this transaction were $25,000.00.

•	On March 28, 2001, the Company sold 10,000 shares of restricted common stock, at $1.00 per share, to Keith Cline. The cash proceeds resulting from this transaction were $10,000.00.

•	On April 20, 2001, the Company sold 10,000 shares of restricted common stock, at $1.00 per share, to RED, LLC. The cash proceeds resulting from this transaction were $10,000.00.

•	On May 28, 2001, the Company sold 25,000 shares of restricted common stock, at $1.00 per share, to James Cron. The cash proceeds resulting from this transaction were $25,000.00.

•	On June 4, 2001, the Company sold 15,000 shares of restricted common stock, at $1.00 per share, to Brian White. The cash proceeds resulting from this transaction were $15,000.00.

•	On June 11, 2001, the Company sold 25,000 shares of restricted common stock, at $1.00 per share, to Robert White. The cash proceeds resulting from this transaction were $25,00.00.

•	On June 29, 2001, the Company sold 24,900 shares of restricted common stock, at $1.00 per share, to Chris White. The cash proceeds resulting from this transaction were $24,900.00.

•	On June 29, 2001, the Company sold 50,000 shares of restricted common stock, at $1.00 per share, to Ronald Spencer. The cash proceeds resulting from this transaction were $50,000.00.

•	On June 29, 2001, the Company sold 25,000 shares of restricted common stock, at $1.00 per share, to Alan Spencer. The cash proceeds resulting from this transaction were $25,000.00.

•

On September 11, 2001, the Company sold 120,000 shares of restricted common stock, at $1.00 per share, and granted an option of 120,000 shares, at the exercise price of $0.50 per share, to the Ragon Family Trust.  The cash proceeds resulting from this transaction were $120,000.00.

•

On September 11, 2001, the Company sold 50,000 shares of restricted common stock, at $1.00 per share, and granted an option of 50,000 shares, at the exercise price of $0.50 per share, to Wendy or Peter Lewis.  The cash proceeds resulting from this transaction were $50,000.00.

•

On September 11, 2001, the Company sold 20,000 shares of restricted common stock, at $1.00 per share, and granted an option of 20,000 shares, at the exercise price of $0.50 per share, to the Executive Image Auto Group.  The cash proceeds resulting from this transaction were $20,000.00.

•

On September 11, 2001, the Company sold 10,000 shares of restricted common stock, at $1.00 per share, and granted an option of 10,000 shares, at the exercise price of $0.50 per share, to Oscar Mink.  The cash proceeds resulting from this transaction were $10,000.00.

•

On September 11, 2001, the Company sold 21,000 shares of restricted common stock, at $1.00 per share, and granted the option of 21,000 shares, at the exercise price of $0.50 per share, to Hospitality Car Wash.  The cash proceeds resulting from this transaction were $21,000.00.

•

On January 17, 2002, the Company sold 40,000 shares of restricted common stock, at $0.50 per share, and granted the option of 40,000 shares, at the exercise price of $0.50 per share, to Warren Scheibe.  The cash proceeds resulting from this transaction were $20,000.00.

•

On January 17, 2002, the Company sold 100,000 shares of restricted common stock, at $0.50 per share, and granted the option of 100,000 shares, at the exercise price of $0.50 per share, to James Trimble.  The cash proceeds resulting from this transaction were $50,000.00.

•

On January 17, 2002, the Company sold 50,000 shares of restricted common stock, at $0.50 per share, and granted the option of 50,000 shares, at the exercise price of $0.50 per share, to Carol A. Martinez.  The cash proceeds resulting from this transaction were $25,000.00.

•

On January 17, 2002, the Company sold 190,000 shares of restricted common stock, at $0.50 per share, and granted the option of 190,000 shares, at the exercise price of $0.50 per share, to John M. Plocher.  The cash proceeds resulting from this transaction were $95,000.00.

•

On January 17, 2002, the Company sold 400,000 shares of restricted common stock, at $0.50 per share, and granted the option of 400,000 shares, at the exercise price of $0.50 per share, to Michael Shane Creech.  The cash proceeds resulting from this transaction were $200,000.00.

•

On January 17, 2002, the Company sold 200,000 shares of restricted common stock, at $0.50 per share, and granted the option of 200,000 shares, at the exercise price of $0.50 per share, to Michael P. Hamilton.  The cash proceeds resulting from this transaction were $100,000.00.

•

On February 25, 2002, the Company sold 66,800 shares of restricted common stock, at $0.50 per share, and granted the option of 66,800 shares, at the exercise price of $0.50 per share, to Federico Cordova.  The cash proceeds resulting from this transaction were $33,000.00.

•

On March 19, 2002, the Company sold 200,000 shares of restricted common stock, at $0.50 per share, and granted the option of 200,000 shares, at the exercise price of $0.50 per share, to John M. Plocher.  The cash proceeds resulting from this transaction were $100,000.00.

•

On April 27, 2002, the Company sold 200,000 shares of restricted common stock, at $0.25 per share, and granted the option of 100,000 shares, at the exercise price of $0.50 per share, to Karl A. Schurter.  The cash proceeds resulting from this transaction were $50,000.00.

•

On May 14, 2002, the Company sold 400,000 shares of restricted common stock, at $0.25 per share, and granted the option of 400,000 shares, at the exercise price of $0.50 per share, to Emory C. Christensen.  The cash proceeds resulting from this transaction were $100,000.00.

•

On June 13, 2002, the Company sold 196,000 shares of restricted common stock, at $0.25 per share, and granted the option of 196,000 shares, at the exercise price of $0.50 per share, to Kent Mason.  The cash proceeds resulting from this transaction were $49,000.00.

Securities Exchanged for Goods and Services:

•	On June 10, 2003, the Company issued 58,125 shares of restricted common stock, valued at $0.08 per share, to SWCR, Inc., in consideration of $4,650.00 of rent payments for March, April and May 2003.

•

On June 29, 2001, the Company issued 3,334 shares of restricted common stock, valued at $1.00 per share, to Dave Stewart, in consideration of $3,334.00 of Accounting services performed by Mr. Stewart on the Company’s behalf.

•	On May 31 2003, the Company issued 77,500 shares of restricted common stock, valued at $0.06 per share, to SWCR, Inc., in consideration of $4,650.00 of rent payments for June, July and August 2003.

•	On July 1, 2003, the Company issued 192,000 shares of restricted common stock, valued at $0.18 per share, to Keith Cline, in consideration of $34,560.00 for Investor Relations expenses.

•	On July 1, 2003, the Company issued 120,000 shares of restricted common stock, valued at $0.18 per share, to Alan Ashcroft, in consideration of $21,600.00 for Investor Relations expenses.

•	On July 1, 2003, the Company issued 120,000 shares of restricted common stock, valued at $0.18 per share, to Nyle Stewart, in consideration of $21,600.00 for Investor Relations expenses.

•	On July 1, 2003, the Company issued 87,374 shares of restricted common stock, valued at $0.18per share, to Joseph E. Hawkins, in consideration of $15,727.00 for Investor Relations expenses.

•	On July 1, 2003, the Company issued 87,374 shares of restricted common stock, valued at $0.18 per share, to Walter T. Hinkle, in consideration of $15,727.00 for Investor Relations expenses.

•

On September 26, 2003, the Company issued 46,500 shares of restricted common stock, valued at $0.10 per share, to SWCR, Inc., in consideration of $4,650.00 of rent payment for September, October and November 2003.

Convertible Debentures:

•

On December 7, 2001, the Company issued a convertible promissory note to Glen Clayton, in the amount of $100,000.00, bearing interest at the rate of 9%, for 12 months, for $100,000.00 cash.  The note was extended by Mr. Clayton and the Company to September 6, 2004.

•

On June 10, 2002, the Company issued a convertible promissory note to Paul B. Miller, in the amount of $50,000.00, bearing interest at the rate of 12%, for 12 months, for $50,000 cash and 10,000 shares of the Company’s common stock, convertible at the rate of 75% of market value at the date of conversion.

•

On June 10, 2002, the Company issued a convertible promissory note to B.C. Coleman, in the amount of $50,000.00, bearing interest at the rate of 12%, for 12 months, for $50,000.00 cash and 10,000 shares of the Company’s common stock, convertible at the rate of 75% of market value at the date of conversion.

•

On June 20, 2002, the Company issued a convertible promissory note to Jill Marhsall, in the amount of $100,000.00, bearing interest at the rate of 12%, for 12 months, for $100,000.00 cash and 20,000 shares of the Company’s common stock, convertible at the rate of 75% of market value at the date of conversion.

•

On July 18, 2002, the Company issued a convertible promissory note to Fe A. Juachon, in the amount of $50,022.00, bearing interest at the rate of 12%, for 12 months, for $50,022.00 cash and 10,004 shares of the Company’s common stock, convertible at the rate of 75% of market value at the date of conversion.

•

On July 30, 2002, the Company issued a convertible promissory note to B.C Coleman, in the amount of $95,900.00, bearing interest at the rate of 12%, for 12 months, for $95,900.00 cash and 19,180 shares of the Company’s common stock, convertible at the rate of 75% of market value at the date of conversion.

•

On August 14, 2002, the Company issued a convertible promissory note to Janice Baumer, in the amount of $25,000.00, bearing interest at the rate of 12%, for 12 months, for $25,000.00 cash and 5,000 shares of the Company’s common stock, convertible at the rate of 75% of market value at the date of conversion.

•

On August 19, 2002, the Company issued a convertible promissory note to Gordon R. Johnson, in the amount of $100,000.00, bearing interest at the rate of 12%, for 12 months, for $100,000.00 cash and 20,000 shares of the Company’s common stock, convertible at the rate of 75% of market value at the date of conversion.

•

On August 19, 2002, the Company issued a convertible promissory note to James F. Haney, in the amount of $30,000.00, bearing interest at the rate of 12%, for 12 months, for $30,000.00 cach and 6,000 shares of the Company’s common stock, convertible at the rate of 75% of market value at the date of conversion.

•

On October 30, 2002, the Company issued a convertible promissory note to Sandra Stell and Oren Thomas, in the amount of $20,000.00, bearing interest at the rate of 12%, for 12 months, for $20,000.00 cash and 4,000 shares of the Company’s common stock, convertible at the rate of 75% of market value at the date of conversion.

•

On October 30, 2002, the Company issued a convertible promissory note to Venna Davis, in the amount of $200,000.00, bearing interest at the rate of 12%, for 12 months, for $200,000.00 cash and 40,000 shares of the Company’s common stock, convertible at the rate of 75% of market value at the date of conversion.

•

On November 1, 2002, the Company issued a convertible promissory note to Charlene Bronson, in the amount of $50,000.00, bearing interest at the rate of 12%, for 12 months, for $50,000.00 cash and 10,000 shares of the Company’s common stock, convertible at the rate of 75% of market value at the date of conversion.

•

On November 20, 2002, the Company issued a convertible promissory note to Doug Hardin, in the amount of $25,000.00, bearing interest at the rate of 12%, for 12 months, for $25,000.00 cash and 5,000 shares of the Company’s common stock, convertible at the rate of 75% of market value at the date of conversion.

•

On November 22, 2002, the Company issued a convertible promissory note to Glen Stephenson, in the amount of $100,000.00, bearing interest at the rate of 12%, for 24 months, for $100,000.00 cash.  The balance due on this note has been extended to September 6, 2004.

Secured Promissory Notes:

•

On April 15, 2002, the Company issued a promissory note, secured by assets of the Company, to BFS Group Ltd., in the amount of $108,500.00, bearing the interest rate of 36% for 25 days, for $108,500.00 cash.  This note was subsequently re-assigned to Kent Mason, in the amount of $25,000.00, and Emory Christensen, in the amount of $83,500.00, bearing the interest rate of 24%.  Of this amount, $25,000.00 has been paid to Kent Mason on December 31, 2002.

•

On May 1, 2003, the Company issued a convertible promissory note, secured by assets of the Company, to S&S Home Businesses, Inc., in the amount of $75,000.00, bearing the interest rate of 12%, for 12 months, for $75,000.00 cash. The note is convertible into 300,000 shares of the Company’s common stock at $.25.

Item 6.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion contains forward-looking statements that involve known and unknown risks and uncertainties which may cause actual results in future periods to differ materially from those indicated herein as a result of a number of factors. When the Company uses words like “may,” “believes,” “expects,” “anticipates,” “should,” “estimate,” “project,” “plan,” their opposites and similar expressions, the Company is making forward-looking statements. These expressions are most often used in statements relating to business plans, strategies, anticipated benefits or projections about the anticipated revenues, earnings or other aspects of our operating results. We make these statements in an effort to keep stockholders and the public informed about our business, and have based them on our current expectations about future events. Such statements should be viewed with caution. These statements are not guarantees of future performance or events. As noted elsewhere in this report, all phases of our business are subject to uncertainties, risks and other influences, many of which the Company has no control over. Additionally, any of these factors, either alone or taken together, could have a material adverse effect on the Company and could change whether any forward-looking statement ultimately turns out to be true. The Company undertakes no obligation to publicly release updates or revisions to these statements. The following discussion should be read in conjunction with audited consolidated financial statements and the notes thereto for the year ending December 31, 2003, included elsewhere in this Form 10-KSB.

CORPORATE STRUCTURE

          As previously discussed in Item #1, “Overview and Development of Business”, the Company engaged in a restructuring process which included the elimination of operations at its Utah offices and its custom automation sales at its corporate office in Meridian, Idaho. The purpose of the restructuring was related to management’s belief that given general economic conditions, the automation division would not be profitable in the short term. There were no appreciable custom automation contracts that were projected to come to fruition in a period of time that would reverse the losses of the group. The Utah offices functioned as an adjunct group to the automation operations and were included in the termination of automation operations.

          Following the restructuring, R-Tec Holding, Inc remains the parent corporation with a wholly owned subsidiary, R-Tec Corporation. All operational activities are conducted within R-Tec Corporation.

RESULTS OF OPERATIONS

          Revenues:  For the period ending December 31, 2003, the Company recognized revenues of $1,278,942, compared with $2,672,504, for year-end 2002, a decrease of $1,393,562 or 52%. The decrease was attributable primarily to continued slow sales in automation projects. Automation sales, which comprised custom automation, machine tooling, and other sales, for 2003 were $730,132, compared to $2,052,946 for 2002, a drop of approximately 64%. The custom automation portion of these sales terminated in November, 2003.The Company’s sales are sensitive to general economic conditions, and especially sensitive to economic trends in the high tech markets.

          While reports coming to the Company from its automation customers in year 2003 appeared to be signaling an upturn in their respective businesses, it became apparent to management that significant increases in capital spending budgets had not yet occurred or at least had not yet been approved, for projects relating to the Company’s automation sales opportunities. “Requests for Quotes” had dropped significantly by the end of the third quarter of 2003 and continued to decline in the fourth quarter of the same period. Management did not feel that the trend would be reversed in a time frame that would justify the continuation of automation operations, and as indicated above, suspended those operations.

          Sales for the Company’s interconnect products declined slightly from 2002 to 2003, with sales of $619,558 and $548,810 respectively, a decrease of 11%. Management attributes the slight decline to general economic conditions and a lack of resources for funding marketing efforts.

          Beginning with the first quarter of 2004, management anticipates that total sales will drop from previous years’ levels due to the discontinuation of automation sales. In previous years, automation sales represented a greater proportion of total sales than interconnect sales. The anticipated drop in total sales however, represents in part, the results of positive strategic planning by management to eliminate operations within the Company that are not expected to become profitable in the near term.

          Management does not feel that revenues have been affected either positively or negatively by inflation, and does not feel that pricing changes have resulted in material changes to sales revenues.

          Profitability:  The Company recognized losses of ($1,240,932) for the period ending December 31, 2003, and ($1,566,370) for the period ending December 31, 2002. The reduction in loss of $325,438, or 21%, is attributable primarily to a reduction in operating loss from ($1,344,186) in 2002 to ($988,325) in 2003, or 26%.  The reduction in total operating loss is primarily the result of a loss on asset impairment recorded in 2002 for $429,952.

          Gross profit for the period ending December 31, 2003 was $178,930 or 14%, compared to $724,801, or 27%, for the same period ending December 31, 2003. Management feels the decrease in gross profit as a percentage, is the result of fixed operating expenses, such as plant and equipment costs, and direct salaried employment costs, allocated to a lower revenue base. This underutilization of plant and equipment, and personnel is a direct result of slowing sales in year 2003, compared to year 2002.

          In year 2003, with bidding opportunities for automation projects narrowing, and more competitors bidding on the same projects within the industry, the Company was forced to decrease its bidding margins and to attempt “high risk” projects in order to try and counteract the underutilization problem it was facing. “High risk” projects are defined as larger projects with a high degree of engineering design and mechanical difficulty. The Company defines “lower risk” projects as those within its current scope of experience, sometimes reflecting an iteration of previous automation fixtures where some design and manufacturing costs were known, and those projects with multiple units where fixed costs can be spread over production runs.

          Selling, general and administrative expenses decreased from $1,574,510 for the period ending December 31, 2002, to $1,082,323 for the same respective period ending in 2003, a decrease of  $492,187, or 31%. The decrease represents the Company’s efforts to reduce overhead expenses in year 2003. Interest expense increased from $158,037 for the period ending December 31, 2002, to $261,434, for the period ending December 31, 2003, an increase of 65%. The increase in interest expense is attributable primarily to increased borrowings on convertible notes the Company was forced to enter into to augment cash to support ongoing operating expenses.

          Net loss per common share was $0.06 for the period ending December 31, 2003 on weighted common shares outstanding of 22,454,862, compared to $0.07 for the period ending December 31, 2002 on weighted common shares outstanding of 21,250,289.

CHANGES IN FINANCIAL CONDITION

          At December 31, 2003, current assets were $227,939, with current liabilities of $1,563,056, resulting in a current ratio of 0.15. For the same period ending 2002, current assets were $873,517, with current liabilities of $1,178,965, and a current ratio of 0.74.  The decrease in the Company’s current ratio was the result of a decrease in revenues and a subsequent draw upon current resources to fund operating expenses. From 2002 to 2003, for the periods ending December 31 respectively, cash decreased from $172,572 to $36,565, accounts receivable decreased from $478,529 to $57,573, costs and estimated earnings in excess of billings on uncompleted contracts decreased from $72,723 to $0.00 (the Company was no longer required to report over or under billings as a percentage of contract completed basis, as of December 31, 2003, with the termination of automation sales and ongoing operations not having long term contractual obligations), and prepaid expenses decreased from $98,457 to $16,990. An insurance claim receivable was booked as of December 31, 2003 for $68,986, for anticipated insurance proceeds resulting from a theft loss of equipment incurred during the closure of the Utah offices within the fourth quarter of 2003.

          In addition to the decrease of current assets, the Company classified the current portions of some notes payable, from long term liabilities to short term liabilities, due to maturity dates of notes payable falling within a period of less than one year.  The classification, along with changes in other short term liabilities, resulted in an increase to short term liabilities of $340,091.

          The Company did not add any capital equipment in 2003. Equipment and leasehold improvements, at cost, net of accumulated depreciation, and other assets, at cost, net of accumulated amortization, decreased from $913,022 in 2002 to $624,554 in 2003, for the periods ending December 31, respectively.

Income Taxes:  The net operating loss carry forward at December 31, 2003, for federal tax purposes of approximately $3,680,000 begins to expire in the year 2020.

          The Company has provided a full valuation allowance related to the deferred tax asset resulting from the net operating loss carry forward.

LIQUIDITY AND CAPITAL RESOURCES

          The Company continues to experience a challenge with funding for ongoing operations, cash to pay off overdue vendor payables, and the ability to pay off notes payable that have matured and are now past due. As of December 31, 2003, the Company owed $291,931 in accounts payable, primarily to vendors who provided materials for automation projects. At December 31, 2003, of the total amount owed in vendor payables, $193,400 was past due 90 days or more. Management has been proactively working with vendors to pay minimal amounts to demonstrate good faith efforts to resolve the amounts outstanding. Management has also explained to vendors with overdue invoices that the Company is still seeking additional funding to help it settle outstanding payables. Some creditors have sought remedy through collection agencies or agents, and several have sought remedy through legal representation.

          Without additional funding, the Company cannot guarantee that it will be able to pay off overdue vendor payables as current operating margins and cash flows, less overhead expenses, are not generating excess cash flow to be applied to older, outstanding, invoices. The Company may reach a point where current operations create a break-even cash flow, but will still have to generate excess cash flow in order to pay off older vendor payables. Management does not believe that without additional funding to help pay off older outstanding invoices, the Company will have sufficient working capital to do so in the short term.

          Of the $1,256,700 in notes payable outstanding as of December 31, 2003, $1,059,322 had matured and was overdue. The matured and overdue portion includes notes that have defaulted. Interest payable to note holders has been paid through July 31, 2003, with interest accruing but not paid on the same notes, from August 1, through December 31, 2003. Interest past due on notes payable, inclusive of interest for December 2003, at December 31, 2003, was $93,404.

          Management has not had extensive communication with note holders regarding the resolution of the overdue notes and is not completely aware of the disposition of each note holder. Some communication has occurred directly between management and note holders and other communication has been handled by the Olympus Group representatives (the Olympus Group represented the Company in obtaining most of the funding that came from note holders). It is not known if note holders are of the disposition to work with the Company while it attempts to solve its financial challenges. To the extent the note holders are not willing to work with the Company in this manner, management cannot guarantee that it will be able to continue operations without placing the Company into bankruptcy protection.

          Management is actively seeking funding to help resolve its financial challenges, but has not yet been successful in doing so and cannot guarantee that funds will become available to the Company.

          The Company has not entered into any commitments for capital expenditures as of December 31, 2003 and does not foresee any commitments of this type in the foreseeable future.

Going Concern:  As of December 31, 2003, we had a consolidated accumulated deficit of $5,104,456. We expect to continue to incur operating losses for at least the short term following our restructuring. We may not be able to generate enough revenues to become profitable and we may continue to struggle with liquidity issues due to our negative cash flows from operations, and because we have had difficulty in the past raising capital. As a result of these and other factors, our independent auditors, Balukoff, Lindstrom &Co., P.A., have expressed substantial doubt about our ability to continue as a going concern.

OFF –BALANCE SHEET ARRANGEMENTS

          The Company does not have any off-balance sheet arrangements.

COMPANY STRATEGY

          As part of its strategic planning, management has analyzed the Company’s operations and has restructured the Company with the focus in mind of cutting expenses to minimal levels and focusing on those operations that it feels will be most likely to be cash positive and profitable in the short term. From that restructuring process, the automation group operations were terminated in November of 2003. The Interconnect group operations and the machine shop operations were set up as profit centers and given guidance to achieve individual profit center profitability within six months from January 1, 2004.

          In an effort to continue to cut expenses, the Company has discontinued some benefits to employees, and has extended some salary and wage cuts to employees. Some employees not working directly within the machine shop and interconnect groups have been extended layoffs. Management has also reduced budgets and has made every effort to minimize expenses where possible.

          The Company will continue to seek alternative sources of funding in order to provide cash for ongoing operations, pay off overdue vendor invoices, and to work with note holders in resolving those notes that are past due both in interest payments and principal. With adequate funding, management believes that the Company can achieve positive cash flows and profitability within six to twelve months. Of funding that is being sought, management feels it is important to provide financial support to marketing and sales functions. While the Company does have customers who continue to re-order products and services, profitability can only be achieved through expanding that customer base. Orders for the machine shop are expected to come from local sources and from socket manufacturing for the interconnect group sales. Orders for interconnect sales are represented by numerous customers who are located geographically in various locations throughout the U.S., with some satellite operations in foreign locations. Management feels that increase in interconnect sales will require additional expenses for traveling to and presenting to new customers in various geographic locations.

          The Company is making attempts to obtain additional funding. It cannot guarantee that such funding will become available and cannot guarantee therefore that operations will be able to continue without additional funding.  In addition, if certain vendors who have initiated collection activities or certain note holders who have notes that are past due, elect to foreclose on their outstanding balances, the Company may be forced into a bankruptcy position.

          In its efforts to obtain additional funding, the Company has entered into negotiations with the Olympus Group, who is representing a group of the Company’s shareholders (for purposes of discussion, the group of shareholders has been give the name of “the Plocher Group”, the name Plocher, which is one of the shareholders, does not imply any liability or legal responsibility expressed or implied to one individual but is simply used as a means of identifying the individual members as a group). The Company feels that attempts have been made to obtain funding with this group but efforts thus far have not been successful. The Company continues to work with this group but cannot guarantee that funding will occur. For a more complete discussion of this working relationship and the contingent liability it creates, see “Contingent Liabilities” below.

          In addition, the Company as of the date of this filing, has also entered into discussions with an investment group located in Boise, Idaho. If this agreement is consummated,, the Boise, Idaho investment group would obtain majority ownership of the Company and provide some funding to the Company and also provide hands-on management guidance to help the Company return to profitability and positive cash flows.

          Although the Company is attempting to obtain funding for the needs previously mentioned above, it cannot guarantee that this funding will become available. In the absence of additional funding, the Company may be forced to discontinue operations or to seek bankruptcy protection.

CONTINGENT LIABILITIES

          Plocher Group Contingent Liability:  as previously discussed, the Company in an effort to obtain funding, entered into funding agreements with a group of shareholders called the Plocher Group. The name “Plocher Group” is used only for identification of the collective group of individuals and does not connote any liability to one individual. The transactions and agreements although entered into have not yet been completed nor has the Company received any funding from these efforts. Management’s position on this contingent liability is represented by the disclosure following:

          Due to continued operating losses and the need for additional capital in the 4th quarter of 2003, the Company entered into discussions with the Olympus Group as representatives of a group of shareholders previously identified above as the Plocher Group. The discussions focused on accomplishing the following goals: 1) providing a financing vehicle whereby existing members of the Plocher Group and/or new investors could provide funding for R-Tec for continued operational needs, 2) an indemnification agreement or “Covenant Not To Sue”, based on asserted claims of securities violations from the Plocher Group, and 3) the creation of a secured position for the investments made by the Plocher Group or others associated with them.

          The Olympus Group advised management that the Plocher Group wanted some form of security agreement in place as part of their agreement not to sue.  After input from legal counsel, management determined that it could not grant a secured position for the Plocher Group’s original equity investment, solely for the purpose of  resolving a threatened legal action which management believed was not well founded.  However, if the Plocher Group and/or new investors would provide  additional consideration in the form of new funding to the Company, then Management determined it was in the best interest of the Company to include a covenant not to sue as part of any agreement with the Plocher Group.  This would avoid the cost and expense of threatened litigation. After numerous discussions between R-Tec management, the Olympus Group and legal counsel, it became clear to management that all three goals cited above, would have to be part of an agreement between the parties. Management clearly advised the Olympus Group, that the Company could not provide a secured position in its IP (intellectual properties) to the Plocher Group, without additional consideration or funding, and that it would not do so solely to satisfy the asserted threat of a shareholder lawsuit.

          With no other reasonable funding opportunities available to management and the belief that the Company’s survivability in the short term was at stake without additional funding, management made the decision to enter into agreements on or about March 1, 2003 (“on or about” is used here due to the fact that different documents were signed on different dates due to the number of people and locations involved).

          The final agreements provided that a new limited liability company would be formed by the Plocher Group and other potential investors.  The express purpose of the new LLC was to provide funding to R-Tec by way of establishing a line of credit up to $1.2 million dollars, at 10% interest, for a period of 36 months. The Plocher Group also signed a “Covenant Not To Sue” R-Tec as part of the agreement.  R-Tec executed a security agreement, the intent of which was to secure the Plocher Group for the original amount of funds invested, $740,000 and funds to be loaned to R-Tec through the soon to be established line of credit. Additionally, R-Tec was to make a UCC filing when the new funding came in.  Management clearly advised the Olympus Group on several occasions that the agreements would only be viable if new funding was provided to the Company. For additional specific details, please see documents incorporated by reference; 1) R-Tec Holding, Inc. Line of Credit Agreement, 2) Security Agreement, and 3) Covenant Not To Sue.

          Management now believes there are serious issues relating to the validity and enforceability of the agreements due to lack of or failure of consideration.  It does not appear that the Plocher Group itself or together with other investors has formed an LLC to provide funding to the Company.  It further does not appear that a line of credit has been established and in fact, no funding has been provided to the Company which has now found it necessary to explore other funding options.  Therefore, it is management’s position that the agreements may either be void, voidable or not enforceable.  However, Management understands that the validity and enforceability of the agreements is a legal issue that may require judicial determination.

CONTRACTUAL OBLIGATIONS

          The following information is being provided regarding the Company’s contractual obligations. The information has been aggregated into categories and periods.

	Payments Due by Period

Contractual Obligations	Total	Less than 1 year		1-3 years	3-5 years	More than 5 years

Long-Term Debt Obligations	$1,253,922	$1,153,922		$100,000
Capital Lease Obligations	$2,778	$2,778
Operating Lease Obligations	$83,152			$83,152
Purchase Obligations
Other Long-Term Liabilities Reflected on the Registrant’s Balance Sheet under GAAP	$211,616	$211,616	*

Total	$1,551,468	$1,368,316		$183,152

          Notes: *Preferred shareholder dividends represent the “Other Long-Term Liabilities” listed above. The conversion of the dividends to common stock or payment by cash to the holders of the preferred shares is at the discretion of the Company’s Board of Directors. Therefore, though listed as “less than 1 year”, the liability may extend beyond one year.

Item 7:  Financial Statements

          INDEPENDENT AUDITORS’ REPORT

To the Shareholders and Board of Directors
R-Tec Holding, Inc. and Subsidiary
Boise, Idaho

We have audited the accompanying consolidated balance sheet of R-Tec Holding, Inc. and Subsidiary as of December 31, 2003, and the related consolidated statements of operations, cash flows, and changes in shareholders’ equity (deficit) for the years ended December 31, 2003 and 2002.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of R-Tec Holding, Inc. and Subsidiary as of December 31, 2003, and the results of their operations and their cash flows for the years ended December 31, 2003 and 2002, in conformity with U.S. generally accepted accounting principles.

The accompanying 2003 financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note B to the financial statements, the shareholders’ deficiency, the working capital deficiency of $1,335,117, and the operating losses raise substantial doubt its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note B.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Balukoff, Lindstrom & Co., P.A.

Balukoff, Lindstrom & Co., P.A.

Boise, Idaho May 7, 2004

R-TEC HOLDING, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET

December 31, 2003

Current assets
Cash	$36,565
Accounts receivable (net of $ -- allowance for doubtful accounts)	57,573
Income taxes receivable	11,625
Insurance claim receivable	68,986
Inventory	36,200
Prepaid expenses	16,990

Total current assets	227,939

Equipment and leasehold improvements, at cost, net of accumulated depreciation	618,340
Other assets, at cost, net of accumulated amortization	6,214

Total assets	$852,493

Current liabilities
Accounts payable	$291,931
Accrued expenses	114,425
Notes and leases payable, current portion	1,056,700
Notes payable to related parties	100,000

Total current liabilities	1,563,056

Accrued preferred dividends payable	211,616
Notes payable to related parties	100,000

Total liabilities	1,874,672

Shareholders’ deficit
Series A cumulative convertible preferred stock, par value $0.23437 per share, 5,000,000 authorized, 2,646,094shares issued and outstanding	619,350
Common stock, no par value per share, 60,000,000 authorized, 22,878,994 shares issued and outstanding	2,924,804
Additional paid-in capital	538,123
Accumulated deficit	(5,104,456)

Total shareholders’ deficit	(1,022,179)

Total liabilities and shareholders’ equity	$852,493

R-TEC HOLDING, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF OPERATIONS

Years Ended December 31, 2003 and 2002

	2003	2002

Revenues	$1,278,942	$2,672,504

Operating costs	1,100,012	1,947,703

Gross profit	178,930	724,801

Selling, general and administrative expenses	1,082,323	1,574,510
Research and development	84,932	64,525
Loss on asset impairment	—	429,952

Operating loss	(988,325)	(1,344,186)

Gain on dispostion of equipment	67,686	—
Interest expense	(261,434)	(158,037)
Interest income	—	2,516

	(193,748)	(155,521)

Loss before income taxes	(1,182,073)	(1,499,707)
Income taxes expense (benefit)	—	—

Net loss	(1,182,073)	(1,499,707)

Preferred stock dividends	58,859	66,663

Net loss available to common shareholders	$(1,240,932)	$(1,566,370)

Net loss per common share	$(0.06)	$(0.07)
Weighted average shares outstanding	22,454,862	21,250,289

R-TEC HOLDING, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2003 and 2002

	2003	2002

Cash flows from operating activities
Net loss	$(1,182,073)	$(1,499,707)
Adjustments to reconcile net loss to net cash used by operating activities
Depreciation and amortization	260,569	259,954
Write-down of impaired assets	—	429,952
Gain on disposition of assets	(67,686)	—
Debt forgiveness on asset sale	13,801
Options issued for consulting services	24,000	82,240
Common stock issued for services	49,950	—
Changes in assets and liabilities
Accounts receivable	420,956	(327,681)
Income taxes receivable	3,670	—
Costs and estimated earnings in excess of billings on uncompleted contracts	72,723	(20,696)
Prepaid expenses	81,466	(22,020)
Inventory	(259)	(35,941)
Accounts payable	184,362	(97,238)
Accrued expenses	29,628	56,306
Billings in excess of costs and estimated earnings on uncompleted contracts	(61,594)	61,594
Net cash used by operating activities	(170,487)	(1,113,237)

Cash flows from investing activities
Purchase of equipment and other assets	(185)	(408,450)
Proceeds from disposition of assets	12,983	—

Net cash provided (used) by investing activities	12,798	(408,450)

Cash flows from financing activities
Collections on loans	—	15,110
Proceeds from common stock	—	701,327
Proceeds from notes payable	75,000	1,003,922
Payments on debt	(53,318)	(356,144)

Net cash provided by financing activities	21,682	1,364,215

Net decrease in cash	(136,007)	(157,472)
Beginning cash	172,572	330,044

Ending cash	$36,565	$172,572

Supplemental disclosures of cash flow information
Interest paid	$199,279	$143,773
Noncash investing and financing activities
Preferred stock dividends payable	$58,859	$66,664
Note payable paid through issuance of a note payable from another party	$—	$50,000
Write-down of impaired assets	$—	$429,952
Debt forgiveness from sale of equipment	$13,801	$—
Common stock issued through conversion of preferred stock and accrued preferred dividends	$40,772	$—
Common stock issued for services	$49,950	$—

R-TEC HOLDING, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF
CHANGES IN SHAREHOLDERS’ EQUITY

Years Ended December 31, 2003 and 2002

	Common Stock	Preferred Stock	Accumulated Deficit	Additional Paid-in Capital	Total

Balance at December 31, 2001	$2,132,755	$651,100	$(2,297,154)	$358,540	$845,241

Net loss	—	—	(1,499,707)	—	(1,499,707)
Dividends	—	—	(66,663)	—	(66,663)
Common stock issuances	701,327	—	—	—	701,327
Non employee stock options	—	—	—	82,240	82,240
Intrinsic value of conversion features on notes payable	—	—	—	73,343	73,343

Balance at December 31, 2002	2,834,082	651,100	(3,863,524)	514,123	135,781

Net loss	—	—	(1,182,073)	—	(1,182,073)
Dividends	—	—	(58,859)	—	(58,859)
Common stock issuances	58,972	—	—	—	58,972
Preferred stock converted to commom stock	31,750	(31,750)	—	—	—
Non employee stock options	—	—	—	24,000	24,000

Balance at December 31, 2003	$2,924,804	$619,350	$(5,104,456)	$538,123	$(1,022,179)

R-TEC HOLDING, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2003 and 2002

NOTE A - SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

R-Tec Holding, Inc., (the Company), is a system integrator, designer, and manufacturer of automation and manufacturing equipment, and integrated circuit testing equipment manufacturer, primarily to the high-tech industry.

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

Method of Accounting

The Company reports on the accrual basis of accounting for financial purposes.  Contracts are reported using the percentage-of-completion method of revenue recognition.  Under the percentage-of-completion method, earnings are recognized based on the ratio of costs incurred to total estimated costs.  Costs include direct materials, direct labor, subcontractors and job related overhead.  Assets and liabilities relating to the “costs and estimated earnings in excess of billings on uncompleted contracts” and “billings in excess of costs and estimated earnings on uncompleted contracts” are recorded as current assets and current liabilities on the balance sheet as they will be liquidated in the normal course of contract completion.  At December 31, 2003, the Company had no contracts in progress.

Revisions in cost and profit estimates during the course of the work are reflected in the accounting period in which the facts requiring revision become known.  The entire amount of an estimated ultimate loss is accrued at the time such a loss becomes known.

Sales of inventory related items are recorded upon shipment of the product to the customer.

Concentrations of Credit Risk

The Company is engaged primarily in the manufacture and sale of manufacturing equipment, primarily to the high-tech industry throughout the United States.  The Company provides credit in the normal course of business to its customers and performs ongoing credit evaluations of those customers. It maintains allowances for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends, and other information. Credit losses, when realized, have been within the range of the Company’s expectations and, historically, have not been significant.  The Company generally requires no collateral from its customers.

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

Trade Accounts Receivable

Trade accounts receivable are recorded net of an allowance for expected losses. The allowance is estimated from historical performance and projections of trends.  All past due accounts continue to accrue finance charges until paid.  Trade accounts receivables of $122 are past due ninety days or more.

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

Investment in IntorCorp

R-Tec had a 50% ownership interest in IntorCorp.  IntorCorp has had no operations since its formation in 1998.  The only assets of IntorCorp are in-process research and development technology, which have no value to report in the balance sheet as of December 31, 2003.  The technology acquired relates to 5 HP motor technologies, which have not been fully developed and does not currently have alternative future uses.  During 2003, IntorCorp dissolved.

Significant Customers and Suppliers

The Company recorded revenue from services provided to customers that exceeded 10 percent of total revenue as follows:

	2003	2002

Company A	$—	$308,270
Company B	155,108	—
Company C	—	609,028
Company D	235,025	—
Company E	168,133	—

	$588,266	$917,298

The Company has no vendors that supplied 10% or more of Company purchases.

Gain on Disposition of Equipment

Gain on disposition of equipment includes an insurance settlement of $58,381 related to a theft loss recovery from an insurance company on assets used in the Utah facility.

Income Taxes

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due or recoverable and deferred taxes related primarily to differences between the bases of assets and liabilities for financial and income tax reporting.

Value of Financial Instruments

The Company has a number of financial instruments. The Company estimates that the fair value of all financial instruments, at December 31, 2003, do not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet.  The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies.  Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

Estimates

Management uses estimates and assumptions in preparing financial statements.  Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and reported revenues and expenses.  Significant estimates used in preparing these financial statements include those assumed in determining the collectibility of receivables, computing profit percentages under the percentage-of-completion revenue recognition method, and determining the liability, if any, associated with the agreements discussed in Note R.  It is at least reasonably possible that the significant estimates used will change within the next year.

Earnings Per Share

Earnings per share are computed by dividing net income applicable to common shareholders by the weighted average number of shares outstanding.

Stock Based Compensation

The Company has an incentive stock option plans wherein 2,000,000 shares of the Company’s common stock can be issued.  The Company granted 2,410,000 stock options vesting in one year to key employees, officers and directors during the year ended December 31, 2003 with an exercise price of $.25.  The Company granted 400,000 stock options vesting in six months to non-employees during the year ended December 31, 2003 with an exercise price of $.12.

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, which established financial accounting and reporting standards for stock-based compensation.  This standard defines a fair value method of accounting for an employee stock option or similar equity instrument.  In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, which revised certain provisions of adopting a fair value method of accounting for stock options and required certain additional disclosures regarding stock options.  These statements give entities the choice between adopting the fair value method or continuing to use the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25 with footnote disclosures of the pro forma effects if the fair value method had been adopted.  The Company has opted for the latter approach.

The Company accounts for its stock options under Accounting Principles Board (APB) Opinion No. 25 using the intrinsic value method.  The Company has elected not to adopt the provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (FAS 123).  In accordance with Financial Accounting Standards (SFAS) No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, pro-forma net income, stock-based compensation expense, and earnings per share using the fair value method are stated as follows:

	Years Ended December 31,

	2003	2002

Net loss, as reported	$(1,240,932)	$(1,566,370)
Deduct: stock based compensation expense determined under fair value method, net of tax	30,102	47,205

Pro forma net loss	$(1,271,034)	$(1,613,575)
Loss per share:
Basic and diluted – as reported	$(.05)	$(.07)
Basic and diluted – pro forma	$(.06)	$(.08)

Assumptions used to calculate the income statement impact of stock options granted as if the Company had adopted FAS 123 were as follows:

	Years Ended December 31,

	2003	2002

Weighted average:
Risk-free interest rate	5.00%	5.00%
Expected life	10 years	10 years
Expected volatility	293%	293%
Expected dividends	none	none

Recently Issued Accounting Statements

In January 2003, the FASB issued FASB Interpretation Number, or FIN, 46, “Consolidation of Variable Interest Entities,” an interpretation of ARB 51. FIN 46 addresses consolidation of variable interest entities, which are entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for variable interest entities created after January 31, 2003, and for variable interest entities in which an enterprise obtains an interest after that date. In October 2003, the FASB deferred to the fourth quarter of 2003 from the third quarter the implementation date of FIN 46 with respect to variable interest entities in which a variable interest was acquired before February 1, 2003. In December 2003, the FASB issued a revision to FIN 46, known as FIN 46R, to clarify certain provisions and exempt certain entities from its requirements. In addition, FIN 46R deferred to the first quarter of 2004 application of its provisions to certain entities in which a variable interest was acquired prior to February 1, 2003. FIN 46 may be applied prospectively with a cumulative effect adjustment as of the date on which it is first applied or by restating previously issued financial statements with a cumulative effect adjustment as of the beginning of the first year restated.

For any variable interest entities that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and noncontrolling interests of the variable interest entities initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and noncontrolling interest of the variable interest entities.  The company holds no  interests in variable interest entities.

In June 2002, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 146, Accounting for Costs Associated with Exit or Disposal Activities.  SFAS 146 changed the accounting for costs associated with exit or disposal activities.  The Company adopted SFAS No. 146 in fiscal year ended December 31, 2003.  There was no material impact associated with adopting SFAS 146.

In April 2003, the FASB issued SFAS 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 149 is generally effective for derivative instruments, including derivative instruments embedded in certain contracts, entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003.  The adoption of this statement did not have a material impact on our financial position or results of operations.

In May 2003, the FASB issued SFAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS 150 improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity and requires that those instruments be classified as liabilities (or assets in certain circumstances) in statements of financial position.  SFAS 150 also requires disclosures about alternative ways of settling the instruments and the capital structure of entities–all of whose shares are mandatorily redeemable.  SFAS 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  The adoption of this statement did not have a material impact on our financial position or results of operations.

NOTE B – GOING CONCERN

As shown in the accompanying financial statements, the Company incurred net losses of $1,182,073 and $1,499,707 during the years ended December 31, 2003 and 2002, respectively.  Current liabilities exceeded current assets by $1,335,117 as of December 31, 2003.  As of December 31, 2003, the Company’s accumulated deficit is $5,104,456 and the shareholders’ deficit is $1,022,179.  Those factors create an uncertainty about the Company’s ability to continue as a going concern.

The Company is dependent upon the sale of its common stock and short-term notes to satisfy its current cash operating needs.  Although management has been successful thus far in raising a minimal amount of capital for operations, there can be no assurance that the Company and its management will be able to continue to sell sufficient amounts of common stock.  Management plans to meet its cash needs through the issuance of additional shares of common stock and developmental funds from outside companies. The ability of the Company to continue as a going concern is dependent on that plan’s success. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE C – INVENTORIES

Inventories at December 31, 2003 consist of:

Raw materials	$316
Finished goods	35,884

$36,200

NOTE D – PREPAID EXPENSES

During the year ended December 31, 2002, prepaid interest of $157,101 was capitalized as a result of the issuance of convertible notes payable as described in Note I.  The prepaid interest is the combination of three components: (1) the intrinsic value of the non-detachable beneficial conversion feature; (2) the value of the common stock issued concurrently with the notes and (3) the pro rata share of commissions paid relating to the intrinsic value of the non-detachable beneficial conversion feature and the convertible note.  The prepaid interest is expensed over the period from the inception of the note to the earliest conversion date.  Of the amount capitalized,  $86,239 and $63,288 was amortized as interest expense for the years ended December 31, 2003 and 2002, respectively.

Prepaid expenses at December 31, 2003 consist of:

Prepaid rent and other prepaid items	$9,416
Prepaid interest	7,574

$16,990

NOTE E – EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements at December 31, 2003 consist of:

Equipment	$908,603
Vehicles	2,633
Leasehold improvements	118,484
Office equipment and furnishings	77,749

1,107,469
Accumulated depreciation and amortization	(489,129)

$618,340

The estimated useful lives of equipment is five to seven years.  The leasehold improvements are amortized over the life of the leases, including extensions at the option of the lessee.  These lease lives range from two to seven years.

NOTE F – ACQUISTIONS, INTANGIBLE ASSETS AND GOODWILL

Acquisitions

On July 3, 2001, the Company acquired R-Tec Machine Tool, Inc. (Machine Tool), an Idaho corporation, pursuant to a Share Exchange and Reorganization Agreement by and between the Company and the four individual shareholders of Machine Tool.

Under the terms of the Agreement, the parties agreed to be bound by and accept the fair market value placed on Machine Tool obtained from an independent business appraisal.  Consideration for the acquisition was 291,248 shares of the common stock of the Company valued at $1.00 per share, which the parties agree and acknowledge was the fair market value of the Company’s shares as of the date of the Agreement.  Common stock issuances during the period prior to the acquisition provided the basis for the $1.00 per share valuation. The Company exchanged 291,248 shares of common stock for all of the outstanding shares of stock of Machine Tool.  Machine Tool was owned by 50% by Doug Hastings and Gary Clayton.  Two other shareholders owned the remaining 50%.  Machine Tool had been providing substantially all of the machine tooling necessary to complete custom automation work for the Company.  The Company determined it could reduce costs and decrease the time requirement for machine tooling if Machine Tool was acquired.  In addition, Machine Tool operates in space adjoining to the Company.

Significant assets acquired and liabilities assumed were as follows:

Cash	$15,734
Equipment	188,102
Goodwill	201,218
Notes payable assumed	(113,806)

$291,248

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

Under the terms of the Agreement, the Company acquired certain assets, which include the customer list and industry contacts, certain items of office equipment and inventory.  Substantially all of the purchase price related to the customer list and industry contacts. Consideration for the acquisition was 380,000 shares of the common stock of the Company valued at $1.00 per share, which the parties agree and acknowledge was the fair market value of the Company’s shares as of the date of the Agreement. Common stock issuances during the period prior to the acquisition provided the basis for the $1.00 per share valuation.

Browand had previously provided for substantially all of the Company’s selling activities.  The Company determined by bringing these resources into the Company they could focus the sales efforts on specific Company products and reduce costs.

Significant assets acquired and liabilities assumed were as follows:

Equipment	$12,025
Customer lists	365,975
Other	2,000

$380,000

Based on the industry in which the Company operates and the rapidly changing technology and customers, the Company determined the estimated useful life of the customer lists was four years.

Intangible Assets and Goodwill

In July 2001, the FASB issued SFAS No. 141, “Business Combinations” and No. 142, “Goodwill and Other Intangible Assets”. SFAS 141 requires business combinations to be accounted for by the purchase method starting July 1, 2001. SFAS 142 requires intangible assets to be amortized over their useful life if determinable. SFAS 141 and 142 were adopted by the Company in 2001.   Accordingly, goodwill was not amortized for the Machine Tool purchase and customer lists were amortized over the estimated useful life of four years for the Browand purchase.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS 144 slightly changes and clarifies the accounting for long-lived assets.  SFAS No. 144 was adopted in 2002.

At December 31, 2002, the Company reviewed the carrying value of the goodwill and the customer list in accordance with SFAS 142 and SFAS 144.  The Company estimated the fair value for goodwill and the customer list utilizing expected present value of future cash flow projections.  These projections indicated that there was no determinable value for these assets.  Accordingly, the entire unamortized balances were charged to expense as an impairment loss. The loss is aggregated in the caption, “Loss on asset impairment” on the consolidated statements of operations.

The changes in the carrying amount of goodwill and intangible assets for the year ended December 31, 2002, are as follows:

	Goodwill	Customer List	Total

Balance as of January 1, 2002	$201,218	$320,228	$521,446
Amortization	—	(91,494)	(91,494)
Impairment	(201,218)	(228,734)	(429,952)

Balance as of December 31, 2002	$—	$—	$—

NOTE G – OTHER ASSETS

Other assets at December 31, 2003 consist of:

Software	$76,327
Accumulated amortization	(70,113)

$6,214

The estimated useful life of software is three years.

NOTE H – NOTES PAYABLE TO RELATED PARTIES

Notes payable to related parties at December 31, 2003 consist of:

Note payable to Doug Hastings, payable in monthly interest only payments at 10%, until maturity in February 2005, unsecured.	$50,000

Note payable to Gary Clayton, payable in monthly interest only payments at 10%, until maturity in February 2005, unsecured.	50,000

Note payable to Glen Clayton, interest at 9%, payable in full with interest in September 2004, unsecured.	100,000

$200,000

Maturities in future years are:

2004	$100,000
2005	100,000

$200,000

NOTE I – NOTES PAYABLE

Notes payable at December 31, 2003 consist of:

Convertible note payable, monthly interest only payments at 12%, principal due June 2003, convertible to common stock, unsecured.	$100,000

Convertible note payable, monthly interest only payments at 12%, principal due June 2003, convertible to common stock, unsecured.	145,900

Convertible note payable, monthly interest only payments at 12%, principal due June 2003, convertible to common stock, unsecured.	50,000

Note payable, 35% interest, due May 2002, secured by certain assets of the Company.	83,000

Convertible note payable, monthly interest only payments at 12%, principal due October 2003, convertible to common stock, unsecured.	50,000

Convertible note payable, monthly interest only payments at 12%, principal due August 2003, convertible to common stock, unsecured.	25,000

Convertible note payable, monthly interest only payments at 12%, principal due August 2003, convertible to common stock, unsecured.	100,000

Convertible note payable, monthly interest only payments at 12%, principal due August 2003, convertible to common stock, unsecured.	30,000

Convertible note payable, monthly interest only payments at 12%, principal due July 2003, convertible to common stock, unsecured.	50,022

Convertible note payable, monthly interest only payments at 12%, principal due October 2003, convertible to common stock, unsecured.	25,000

Convertible note payable, monthly interest only payments at 12%, principal due October 2003, convertible to common stock, unsecured.	200,000

Convertible note payable, monthly interest only payments at 12%, principal due October 2003, convertible to common stock, unsecured.	20,000

Convertible note payable, bi-annual interest only payments at 8% beginning November 2002, principal due November 2004, convertible at the option of the holder to common stock of the Company at $.35 per share within thirty days prior to the maturity date, secured by certain assets of the Company. Note is in default at December 31, 2003 due to lack of timely interest payments.	100,000

Convertible note payable, bi-annual interest only payments at 12% beginning October 2003, principal due October 2005, convertible at the option of the holder to common stock of the Company at $.25 per share within thirty days prior to the maturity date, secured by certain assets of the Company. Note is in default at December 31, 2003 due to lack of timely interest payments.	75,000

1,053,922

Less current portion	1,053,922

Long-term portion	$—

Excluding the last two notes shown above and the related party notes payable, all of the other notes are past the stated maturity date and are now in default.  The Company is in the process of reviewing the default situations with the lenders.

The convertible debt listed above, unless stated otherwise, contain a conversion feature that allows the principal and accrued interest to be converted within thirty days prior to the maturity date, at the option of the holder, into shares of common stock of the Company.  The conversion price equals 75% of the fair market value of the Company’s common stock, determined as of the date of the conversion notice.

NOTE J – CAPITAL LEASE PAYABLE

The Company leases equipment under capital leases at December 31, 2003 as follows:

Capitalized cost	$41,445
Accumulated amortization	28,321
Amortization expense, included in depreciation expense	8,289

Future minimum lease payments due as of December 31, 2003 under the capital lease agreements are as follows:

Total minimum lease payments - 2004	$3,333
Less amount representing interest	555

Present value of minimum lease payments	2,778

Less current portion	2,778

Long-term portion	$—

NOTE K – LEASES

The Company leases its office and manufacturing space from a related party, H2C2.  H2C2 is owned by Doug and Rena Hastings and Gary and Patricia Clayton.  The lease term expires in December 2004, but may be extended, subject to cost of living increases, for a five-year term at the option of the Company.  Doug Hastings and Gary Clayton were  Executive Officers of the Company during 2003 and 2002.

The Company has entered into a five-year lease agreement for office space in another state.  The lease expires January 2006, with annual 3% increases in rent.

The Company has entered into a one year lease agreement for manufacturing space in Meridian, Idaho.  The lease expires in March 2003 and includes a one year renewal option.

Future minimum payments under operating lease agreements at December 31, 2003 are:

2004	$65,324
2005	17,828
2006	—

$83,152

Rent expense for 2003 and 2002 was $72,285 and $84,195, respectively.

NOTE L – PENSION PLANS

The Company has a SIMPLE Pension Plan covering all employees who are at least 21 years of age, worked at the Company for a minimum of 2 years and made at least $2,000 in each of the previous two-year periods.  The Plan allows the employee to make elective deferrals up to a maximum of $6,000.  The Company is required to make matching contributions of up to 3% of employee wages or $6,000. During the years ended December 31, 2003 and 2002, the Company recorded $4,227 and $16,304 respectively, in contributions.

NOTE M – INCOME TAXES

Income taxes are provided for temporary differences between financial and tax basis income.  The components of net deferred taxes are as follows at December 31, 2003, using a combined deferred tax rate of 40%:

Deferred tax asset from:
Net operating loss carryforward	$1,470,000
Fixed assets	58,000
Stock options	100,000

1,628,000
Deferred tax liability from:
Valuation allowance	(1,628,000)

Net deferred tax	$—

The following reconciles the federal tax provisions with the expected provisions by applying statutory rates (34%) to income before income taxes as of December 31:

	2003	2002

Provision at statutory rate	$(402,000)	$(510,000)
State income taxes, net of federal expense	(61,000)	(60,000)
Non-deductible interest expense	2,000	7,000
Goodwill impairment	—	67,000
Change in valuation allowance	461,000	496,000

Income tax expense	$—	$—

The net operating loss carry forward at December 31, 2003, for federal tax purposes of approximately $3,680,000 begins to expire in the year 2020.

NOTE N - RELATED PARTY TRANSACTIONS

The Company conducts business with other entities affiliated through common ownership or control.

As described in Note K, the Company leases office and manufacturing space from H2C2.  Amounts paid during 2003 and 2002 for rents were $52,380 and $53,280.  The Company owes H2C2 $8,730 at December 31, 2003.

Interest expense on related party notes payable was $19,000 and $25,772 for 2003 and 2002, respectively.  Accrued interest on related party notes at December 31, 2003 is $33,115.

Shareholders and officers of the Company provide legal and accounting services to the Company.  The following amounts were expended:

	2003	2002

Robert Montgomery, attorney	$14,693	$20,250
David Stewart, accountant – officer and director resigned during 2003	$2,165	$28,658

Amounts owed to Robert Montgomery and David Stewart at December 31, 2003 were $7,986 and $2,165, respectively.

NOTE O – EMPLOYMENT AGREEMENTS

In 1999, the Company entered into five-year employment agreements with Doug Hastings and Gary Clayton. The agreements provide for minimum base salaries of $81,120 to each of them with bonuses determined in relationship to Company profits.  The agreement with Gary Clayton terminated on January 19, 2004.

On September 13, 2000, the Company acquired certain assets of Creative Test Solutions, L.L.C. for $10,000.  The Company entered into five-year employment agreements with two of the members of Creative Test Solutions, L.L.C. on August 28, 2000.  Annual salaries of $59,000 and $69,000 were provided in the employment agreements.  The employment agreements provide for termination clauses which allows the Company to terminate the employee.  Termination of the employees was completed in November 2003.  The termination resulted in approximately two months pay owing under the terms of the employment agreement.

NOTE P – PREFERRED STOCK

The Board of Directors adopted an amendment to the Articles of Incorporation in January 2000 to provide for the original preferred stock to be divided into series, with the first series, Series A Preferred Stock, consisting of cumulative convertible preferred stock with a par value of $.23437.  Dividends on this preferred stock are cumulative from the date of issuance at the rate of $.0222 per share, per annum, payable out of funds legally available.  Such dividends are payable only when, as, and if declared by the Board of Directors, and shall accumulate from the date of issue, payable annually.  Unpaid dividends are not interest bearing.  Dividends on Common Stock cannot be paid until all dividends on the Series A Preferred Stock have been paid.  Each Series A Preferred stock is convertible, at the option of the Company, at any time on or before the fifth day before any redemption date (January 31 each year) to the Company’s Common Stock.  The conversion price is $.117185 per share of Common Stock, after the Common Stock dividend declared in 2000.  The Series A Preferred Stock shall be automatically converted on the earlier of the date specified by vote or written consent or agreement of at least two-thirds of the outstanding shares of such series or immediately on the closing of the sale of public offering of Common Stock in excess of $2.50 per share and $1,000,000 in proceeds.

The remaining preferred shares outstanding shall be designated, as the Board of Directors shall determine into classes, series, and preferences, limitations, restrictions and relative rights of each class or series of preferred stock.

NOTE Q – STOCK OPTION PLAN

Effective December 12, 2000, the Board of Directors of Company adopted a stock option plan which allows for the grant of options for up to 2,000,000 shares of the Company’s Common Stock to officers, directors or key employees of the Company, consultants of the Company or employees of companies that do business with the Company.  The plan allows for granting incentive stock options to employees and non-qualified stock options to all other parties.  The plan provides for the options to be granted on incentive stock options at a price equal to the market price of the stock and at a price of not less than 85% of the market price of the stock for non-qualified stock options.  The plan further allows for the option period to not exceed five years for the incentive stock options and not to exceed ten years for the non-qualified stock options.   A schedule of the options is as follows:

	Number of Options	Exercise price Per Share

Outstanding at January 1, 2002	1,522,100	$.50 to 1.00
Granted	2,905,720	.50 to .70
Exercised	—	—
Expired	—	—
Forfeited	—	—

Outstanding at December 31, 2002	4,427,820	.50 to 1.00
Granted	2,810,000	.12 to .25
Exercised	—	—
Expired	—	—
Forfeited	—	—

Outstanding at December 31, 2003	7,237,820	$.12 to 1.00

The following table summarized information about fixed stock options outstanding at December 31, 2003.

Options Outstanding				Options Exercisable

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$.12 to $1.00	7,237,820	6	$ .44	4,827,820	$ .54

NOTE R – SUBSEQUENT EVENTS AND COMMITMENTS

The Company entered into an employment agreement with Michael Montgomery, Chief Financial Officer of the Company, on January 1, 2004.  The agreement provides for three years of employment with a base salary ranging from $72,000 to $80,000 depending on the assigned duties.  In addition, the agreement provides for the issuance of 500,000 options annually.  The exercise price for the options is $.125 and the options vest on the date of grant.  No options had been granted as of May 7, 2004.  The Company obtained financing of $38,670 on April 16, 2004.  The short-term secured note is payable in full, with interest at 8%, on July 31, 2004

NOTE S – SEGMENT REPORTING

Beginning in 2003, management began reporting segment information for the automation and interconnect segments. At that time, management had financial information for the two segments that was available to make operating decisions.  During the fourth quarter of 2003, the segment information for expenses was no longer tracked separately.  This resulted in the Company no longer having segment information available for financial reporting.  Accordingly, the segment information is not provided.  The Company previously reported no segment information in 2002.  The 2003 data is therefore consistent with prior annual financial reporting.  The Company terminated a portion of the automation and other sales in November 2003.  Automation sales previously consisted of custom automation, machine tooling, and other sales.  In November 2003, custom automation sales were terminated.  Custom automation sales, exclusive of the machine tooling and other sales, were $481,110 and $1,797,878 in 2003 and 2002, respectively.

NOTE T – CONTINGENT LIABILITIES

The Company has entered into agreements with a group of investors it has called the Plocher Group, for sake of discussion. The name “Plocher” does not indicate any liability to an individual, but is solely used to aid in the discussion of a collective group of shareholders. As of December 31, 2003, the Company had verbally discussed possible methods of forming a funding vehicle by which the Company could receive additional funding from the Plocher Group and other, new investors, provide security for the new investments and the original amount extended by the Plocher Group, which was approximately $740,000 through equity investments, and have the Plocher Group execute a covenant “not to sue”. The Plocher Group had given indications that as a disgruntled group of shareholders, it might seek legal representation.

As a subsequent event, the Company signed contractual documents to proceed with the agreements with the Plocher Group. As of the date of this filing, the Company has not booked a liability for the transaction, which would result in additional long term liabilities of $740,000 and funding expenses of $740,000, due to what it believes to be a lack of performance by the parties relative to the contractual obligations. Management is seeking legal guidance on this issue.

          Due to continued operating losses and the need for additional capital in the 4th quarter of 2003, the Company entered into discussions with the Olympus Group as representatives of a group of shareholders previously identified above as the Plocher Group. The discussions focused on accomplishing the following goals: 1) providing a financing vehicle whereby existing members of the Plocher Group and/or new investors could provide funding for R-Tec for continued operational needs, 2) an indemnification agreement or “Covenant Not To Sue”, based on asserted claims of securities violations from the Plocher Group, and 3) the creation of a secured position for the investments made by the Plocher Group or others associated with them.

          The Olympus Group advised management that the Plocher Group wanted some form of security agreement in place as part of their agreement not to sue.  After input from legal counsel, management determined that it could not grant a secured position for the Plocher Group’s original equity investment, solely for the purpose of resolving a threatened legal action which management believed was not well founded.  However, if the Plocher Group and/or new investors would provide additional consideration in the form of new funding to the Company, then Management determined it was in the best interest of the Company to include a covenant not to sue as part of any agreement with the Plocher Group.  This would avoid the cost and expense of threatened litigation. After numerous discussions between R-Tec management, the Olympus Group and legal counsel, it became clear to management that all three goals cited above, would have to be part of an agreement between the parties. Management clearly advised the Olympus Group, that the Company could not provide a secured position in its IP (intellectual properties) to the Plocher Group, without additional consideration or funding, and that it would not do so solely to satisfy the asserted threat of a shareholder lawsuit.

          With no other funding opportunities available to management and the belief that the Company’s survivability in the short term was at stake without additional funding, management made the decision to enter into agreements on or about March 1, 2003 (“on or about” is used here due to the fact that different documents were signed on different dates due to the number of people and locations involved).

          The final agreements provided that a new limited liability company would be formed by the Plocher Group and other potential investors.  The express purpose of the new LLC was to provide funding to R-Tec by way of establishing a line of credit up to $1.2 million dollars, at 10% interest, for a period of 36 months. The Plocher Group also signed a “Covenant Not To Sue” R-Tec as part of the agreement.  R-Tec executed a security agreement, the intent of which was to secure the Plocher Group for the original amount of funds invested, $740,000 and funds to be loaned to R-Tec through the soon to be established line of credit. Additionally, R-Tec was to make a UCC filing when the new funding came in.  Management clearly advised the Olympus Group on several occasions that the agreements would only be viable if new funding was provided to the Company. For additional specific details, please see documents incorporated by reference; 1) R-Tec Holding, Inc. Line of Credit Agreement, 2) Security Agreement, and 3) Covenant Not To Sue.

          Management now believes there are serious issues relating to the validity and enforceability of the agreements due to lack of or failure of consideration.  It does not appear that the Plocher Group itself or together with other investors has formed an LLC to provide funding to the Company.  It further does not appear that a line of credit has been established and in fact, no funding has been provided to the Company which has now found it necessary to explore other funding options.  Therefore, it is management’s position that the agreements may either be void, voidable or not enforceable.  However, Management understands that the validity and enforceability of the agreements is a legal issue that may require judicial determination.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 8A.  Controls and Procedures

          Evaluation of Disclosure Controls and Procedures: Under the supervision and with the participation of our executive officers, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), within 90 days of the filing date of this report. Based on this evaluation, our officer, who serves as chief financial officer and interim chief executive officer, concluded that our disclosure controls and procedures are effective in alerting him on a timely basis to material information relating to the Company required to be included in our reports filed or submitted under the Exchange Act.

          Changes in Internal Controls:  There have been no material changes, including corrective actions with regard to significant deficiencies or weaknesses, in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in the preceding paragraphs.

PART III

Item 9.  Directors and Executive Officers of the Registrant

          The following information is provided regarding the names, ages, offices, dates appointed, and business experience of the Company’s directors, executive officers, and control persons.

Name	Age	Position	Date Appointed

Directors
Douglas G. Hastings	47	Director, President/CEO	Nov. 3, 1999
Gary A. Clayton	47	Director, VP Engineering	Nov. 3, 1999
Rulon L. Tolman	55	Director, VP Investor Relations	Original
David R. Stewart	51	Director, Audit Committee	Nov. 3, 1999
William E. Browand	56	Director	July 17, 2001

Executive Officers
Robert C. Montgomery	57	Secretary	Nov. 3, 1999
Michael T. Montgomery	48	Treasurer, CFO, VP Finance	March 1, 2001

          The directors of the Company are elected to serve until the next annual shareholder’s meeting or until their respective successors are elected and qualified. Officers hold office until removal by the Board of Directors. There are no arrangements or understandings among the Officers and Directors pursuant to which any of them were elected as Officers and Directors except for the following.  When the Company was formed, shareholders Douglas G. Hastings, Gary A. Clayton, Rulon L. Tolman, Ronald J. Tolman, L. William Glazier, Robert C. Montgomery, George W. Wadsworth and Keith Cline, entered into a voting agreement under which Hastings and Clayton have the right to nominate 3 of the 5 directors and the other named shareholders have the right to nominate 2 of the 5 directors.  The combined ownership, which controls a voting percentage of approximately 65%, would then be voted as a block for the nominated directors.  The voting agreement is effective for 5 years from August 11, 1999.

Resignations of Officers:

•	William E. Browand resigned as a member of the Company’s board of directors effective April 12, 2002.

•	David R. Stewart resigned as a member of the Company’s board of directors effective September 30, 2003.

•	Gary A. Clayton resigned as a member of the Company’s board of directors and VP of Engineering effective January 19, 2004.

•	Douglas G. Hastings resigned as the Company’s President and Chief Executive Officer effective December 3, 2003. Mr. Hastings continues as a director.

Appointments of Officers:

•	Michael T. Montgomery was appointed as Interim President and Chief Executive Officer effective January 1, 2004. He continues to serve also as Treasurer, Chief Financial Officer, and VP of Finance.

•	Marc C. Miller was appointed as a member of the Company’s board of directors effective February 2, 2004.

Rescindment of Appointments:

•	Marc C. Miller’s appointment to the Company’s board of directors was rescinded effective April 2, 2004

Family Relationships: Douglas G. Hastings is married to Rena Clayton Hastings, a sister of Gary A. Clayton.  Robert C. Montgomery and Michael T. Montgomery are brothers.

Business Experience of Officers and Directors:

Douglas G. Hastings, Meridian, Idaho, is currently serving as a Director of the Company. He received a Micro M.B.A. in May of 1999, and received special training in Robotics, Machine Vision and software controls. Prior to starting R-Tec Corporation in 1995, Mr. Hastings was employed by Hewlett Packard from 1981 to 1995 specializing in electrical and mechanical tool design and controls.

Gary A. Clayton, Meridian, Idaho, served as a Director and as Vice President of Engineering for the Company until his resignation, effective January 19, 2004.  He received a BS degree in Mechanical Engineering from BYU in 1983. He received training in Robotics and Industrial Controls in 1987 (with honors), and a Masters Degree in Mechanical Engineering in 1993 from the University of Utah. Prior to 1995 (when he helped start R-Tec Corporation), Mr. Clayton was the Engineering Manager for Lynn Industries of Boise, Idaho for a year, and prior thereto was Project Engineer at Thiokol Corporation in Brigham City, Utah, for design, implementation and project management of HVAC system, process equipment, CNC type machine tools, and plant automation.

Rulon L. Tolman, Boise, Idaho, is currently serving as a Director of the Company. Mr. Tolman was employed with Mutual of New York from 1978 through 2000 in various capacities including Account Executive, Field Underwriter and Sales Manager. Previously Mr. Tolman was a Production Supervisor with Boise Cascade Container Division managing 80 employees.

David R. Stewart, Boise, Idaho, served as a Director of the Company, and served as the Company’s financial expert on the audit committee, until his resignation, effective September 30, 2003. Mr. Stewart is a Certified Public Accountant with Stewart & Associates, with more than 20 years experience.  He has been President of the accounting firm for the past 6 years. He obtained his BS degree in Accounting in 1979 from the University of Utah.

Michael T. Montgomery, Boise, Idaho, is currently serving as Interim President and Chief Executive Officer, CFO, Vice President of Finance and Treasurer of the Company. He received a Bachelor of Arts Degree in Finance, with composite minors in Accounting & Economics, from Brigham Young University in 1981. He completed the MBA program at Boise State University in 1986. Prior to his employment with the Company, he was involved in production management for 15 years, financial management 12 years and 1 year of international business management and government negotiations. He has owned and operated several businesses prior to his employment with the Company.

Robert C. Montgomery, Boise, Idaho, is currently serving as the Company’s Secretary. He received his JD Degree from the University of Idaho in 1974 and is admitted to practice law in the states of Idaho, Oregon and Washington. He has served as legal counsel to both private and nonprofit corporations. He was a former adjunct professor of Business Law and Ethics at Boise State University, and has practiced law in Idaho since 1974.

Family Relationships:  Douglas G. Hastings is married to Rena Clayton Hastings, a sister of Gary A. Clayton.  Robert C. Montgomery and Michael T. Montgomery are brothers.

Audit Committee Financial Expert:  Prior to his resignation from the Board of Directors, David Stewart served on the Company’s audit committee as its financial expert. Following Mr. Stewart’s resignation, the Company has not been able to attract a qualified financial expert to serve on its audit committee, partly due to the Company’s inability to provide directors and officers insurance coverage. The Company is attempting to find a qualified expert who will sit on its audit committee.

Code of Ethics:  The Company has not adopted a code of ethics but is attempting to do so and will come into compliance. Once adopted, the Company will also file a copy of its code of ethics and provide a copy of said code of ethics on its internet website.

9.5 Compliance with Section 16(a) of the Exchange Act:

Section 16 of the Securities Exchange Act of 1934 (“Section 16”) requires that reports of beneficial ownership of common stock and preferred stock and changes in such ownership be filed with the Securities and Exchange Commission by Section 16 “reporting persons” including directors, certain officers, holders of more than 10% of the outstanding common stock or preferred stock, and certain trusts of which reporting persons are trustees. The Company is required to disclose each reporting person whom it knows has failed to file any required reports under Section 16 on a timely basis. Based solely upon a review of copies of  Section 16 reports furnished to the Company for the year ended December 31, 2003, the Company finds the following information is appropriately disclosed:  None of the officers, directors and 10% shareholders filed Form 4 during the year or Form 5 for calendar year 2003.

Item 10.  Executive Compensation

The 2003 salary and stock remuneration paid to the officers and directors and other benefits received by each of them are set forth below in a summary compensation table:

SUMMARY COMPENSATION TABLE

					Long Term Compensation

		Annual Compensation			Awards		Payouts

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)

Name and Principal Position	Year	Salary($)	Bonus($)	Other Annual Compen- sation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options/ SARS (#)	LTIP Payouts ($)	All other Compen- sation ($)

Douglas G. Hastings CEO/Pres	2001	$86,058				50,000 Options
	2002	$86,058				50,000 Options
	2003	$71,805				500,000 Options

          The Company did not have any other executive officers whose total annual salary and bonus, as so determined, exceeded $100,000.

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

          On June 12, 2003. the Company granted options to officers and board members to purchase shares of common stock at $ .25 per share as follows: 500,000 options each to Douglas G. Hastings, Gary A. Clayton, Rulon L. Tolman, Michael T. Montgomery, 250,000 options to David Stewart, and 150,000 options to Robert Montgomery. The options are exercisable 1 year from the date of grant.

          No other executive compensation or forms of compensation, short or long term apply and are required to be disclosed as required by Reg. S-B 228.402 (Item 402).

Item 11.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the shares of Common Stock and Preferred Stock of the Company that is convertible into common stock, which is presently held beneficially by (i) each director and executive officer of the Company, (ii) all officers and directors as a group, and (iii) each person known by the Company to beneficially own 5% or more of the outstanding shares of the Company’s common and preferred stock. Share ownership and subscriptions are reflected as of December 31, 2003.

Name and Address of Beneficial Owner	Amount & Nature of Benef. Owner Common - Preferred		Percent Common - Preferred

a. MORE THAN FIVE PERCENT SHAREHOLDERS

L. William Glazier 121 Tyson Dr. Cottage Grove, OR 97424	250,000	569,345	1.09%	21.51%

Ronald J. Tolman 2326 Bruins Avenue Boise, Idaho 83704	694,340	600,427	3.03%	22.69%

More than five percent Shareholders as a group. (2 persons)	944,340	1,169,772	4.13%	44.20%

b. DIRECTORS AND EXECUTIVE OFFICERS

Gary A. Clayton (1)(2)(3) 1471 E. Commercial Ave Meridian, Idaho 83642	4,160,659	-0-	18.19%	-0-%

Douglas G. Hastings (1)(2)(4) 1471 E. Commercial Ave Meridian, Idaho 83642	4,160,657	-0-	18.19%	-0-%

Rulon L. Tolman (1)(2)(5) 7213 Potomac Drive Boise, Idaho 83704	1,009,250	532,478	4.41%	20.12%

David R. Stewart (2)(6) 9486 Fairview Ave Boise, Idaho	103,490	-0-	0.45%	-0-%

Michael T. Montgomery (1)(7) 3072 Maywood Ave. Boise, Idaho 83704	115,000	-0-	0.50%	-0-%

Robert C. Montgomery (1)(10) 2160 S. Twin Rapid Way Boise, Idaho 83709	254,876	149,506	1.11%	5.65%

All Officers and Directors as a Group (6 persons)	9,803,932	681,984	42.85%	25.77%

Total Shares Issued and Outstanding as of 12/31/02 include:

	Common 22,878,994 Preferred 2,646,094

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

     (9) If converted to Common Stock at the present conversion ratio, the Preferred Stock would represent approximately 13.93 % of the after-conversion issued and outstanding common stock.

Securities authorized for issuance under equity compensation plans

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance

	(a)	(b)	(c)

Year 2001

Equity compensation plans not approved by security holders	1,522,100	$.70	477,900

Year 2002

Equity compensation plans not approved by security holders	1,854,020	$.57	145,980

Year 2003

Equity compensation plans not approved by security holders	2,810,000	$.25	0

Item 12.  Certain Relationships and Related Transactions

The Company does not have any transactions involving certain relationships in excess of $60,000.

Item 13.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  The following exhibits are filed as a part of this Form 10-KSB:

1)	Consolidated Financial Statements

The Consolidated Financial Statements, the Notes to Consolidated Financial Statements, and the Independent Auditor’s Report are presented in “Item 8.  Financial Statements and Supplementary Data” of this Form 10-KSB.

	•	Consolidated Balance Sheet as of December 31, 2003.

	•	Consolidated Statement of Operations for the years ended December 31, 2002, and 2003.

	•	Consolidated Statements of Cash Flows for the years ended December 31, 2002, and 2003.

	•	Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2002, and 2003.

	•	Notes to Consolidated Financial Statements

	•	Independent Auditors’ Report

2)	Exhibits

A list of the exhibits required to be filed as part of this report is set forth in the Index to Exhibits, which immediately precedes such exhibits and are either included as part of this report or are incorporated by reference.

(b) Reports on Form 8-K.

On December 9, 2003, we filed a Form 8-K with the Securities and Exchange Commission to report the resignation of Douglas G. Hastings, President and CEO, and to announce the termination of certain operations of our custom automation sales.

R-TEC HOLDING, INC.

INDEX TO EXHIBITS

Filed with the annual Report on Form 10-KSB for the Year Ended December 31, 2003.

Number	Description

31.1	CEO/CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Section 906 Certification of Chief Executive Officer and Chief Financial Officer of R-Tec Holding, Inc.

99.1	Form NT 10-K Notice of Late Filing, filed March 31, 2003, and incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services

          The following information is furnished for the purpose of disclosing accounting fees related to the Company’s audit expenses and tax preparation expenses for each of the last two fiscal years.

Audit Fees and Tax Preparation Fees of Principal Accountants

Name of Principal Accountant	Year	Audit Fees	Tax Preparation Fees	Other Fees

Balukoff, Lindstrom & Co.	2002	$20,745		$525
Balukoff, Lindstrom & Co.	2003	$30,275		$100

Stewart & Co.	2002		$2,780	$5,630
Stewart & Co.	2003		$2,165

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

R-TEC HOLDING, INC.

/s/ Michael T. Montgomery

Michael T. Montgomery Interim President and CEO Chief Financial Officer

Date: May 7, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

R-TEC HOLDING, INC.

/s/ Michael T. Montgomery

Michael T. Montgomery May 7, 2004	Interim President and CEO Chief Financial Officer

/s/ Douglas G. Hastings

Douglas G. Hastings May 7, 2004	Director

/s/ Rulon J. Tolman

Rulon J. Tolman May 7, 2004	Director

SUPPLEMENTAL INFORMATION

Pursuant to Section 15(d) of the Act:

As of the date of this filing, no annual report or proxy statement has been sent to shareholders for the year ending December 31, 2003. The Company intends to furnish its shareholders with this information at a subsequent date and will notify the Commission when it is sent.