Form 10QSB
period 2004-03-31
R-TEC HOLDING INC
filed 2004-06-03
CIK 1112279

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

Form 10-QSB

|X|	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

|_|	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission file number: 0-30463 R-TEC HOLDING, INC. (Name of small business issuer in its charter)

IDAHO (State or other jurisdiction of incorporation or organization)	82-0515707 (I.R.S. Employer Identification No.)

1471 E. Commercial Ave., Meridian, Idaho (Address of principal executive offices)	83642 (Zip Code)

Issuer’s telephone number: (208) 887-0953 FAX: (208) 888-1757

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practical date:

Shares outstanding as of March 31, 2004 of the Company’s common stock: 22,878,994

Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|

Common Stock no par value
(Title of class)

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements:

The following financial statements are filed as part of this report:

1)	Consolidated Balance Sheet for the periods ending March 31, 2004, (unaudited) and December 31, 2003

2)	Consolidated Statement of Operations for the periods ending March 31, 2004, (unaudited) and March 31, 2003 (unaudited)

3)	Consolidated Statement of Cash Flows for the periods ending March 31, 2004, (unaudited) and March 31, 2003 (unaudited)

4)	Notes to Financial Statements

3

R-TEC HOLDING, INC. AND SUBSIDIARY CONSOLIDATED BALANCE SHEET

March 31, 2004 (unaudited) and December 31, 2003

	March 31, 2004	December 31, 2003

Current assets
Cash	$74,569	$36,565
Accounts receivable (net of $ —
allowance for doubtful accounts)	116,291	57,573
Income taxes receivable	—	11,625
Insurance claim receivable	—	68,986
Inventory	30,649	36,200
Prepaid expenses	12,535	16,990

Total current assets	234,044	227,939

Equipment and leasehold improvements, at cost,
net of accumulated depreciation	561,363	618,340
Other assets, at cost, net of accumulated
amortization	2,198	6,214

Total assets	$797,605	$852,493

Current liabilities
Accounts payable	$264,673	$291,931
Accrued expenses	190,734	114,425
Notes and leases payable, current portion	1,056,700	1,056,700
Notes payable to related parties, current portion	200,000	100,000

Total current liabilities	1,712,107	1,563,056

Accrued preferred dividends payable	226,196	211,616
Notes payable to related parties	—	100,000

Total liabilities	1,938,303	1,874,672

Shareholders’ deficit
Series A cumulative convertible preferred stock, par value
$0.23437 per share, 5,000,000 authorized, 2,646,094
shares issued and outstanding	619,350	619,350
Common stock, no par value per share,
60,000,000 authorized, 22,878,994 shares
issued and outstanding	2,924,804	2,924,804
Additional paid-in capital	538,123	538,123
Accumulated deficit	(5,222,975)	(5,104,456)

Total shareholders’ deficit	(1,140,698)	(1,022,179)

Total liabilities and shareholders’ deficit	$797,605	$852,493

4

R-TEC HOLDING, INC. AND SUBSIDIARY CONSOLIDATED STATEMENT OF OPERATIONS

Three Months Ended March 31, 2004 and March 31, 2003 (unaudited)

	2004	2003

Revenues	$277,500	$300,631

Operating costs	190,875	379,041

Gross profit (loss)	86,625	(78,410)

Selling, general and administrative expenses	147,430	310,309
Research and development	4,566	25,071

Operating loss	(65,371)	(413,790)

Interest expense	38,569	77,850

Loss before income taxes	(103,940)	(491,640)
Income taxes expense	—	—

Net loss	(103,940)	(491,640)

Preferred stock dividends	14,579	14,664

Net loss available to common shareholders	$(118,519)	$(506,304)

Net loss per common share	$(0.01)	$(0.02)
Weighted average shares outstanding	22,878,994	21,997,339

5

R-TEC HOLDING, INC. AND SUBSIDIARY CONSOLIDATED STATEMENT OF CASH FLOWS

Three Months Ended March 31, 2003 and March 31, 2004, (unaudited)

	2004	2003

Cash flows from operating activities
Net loss	$(103,940)	$(491,640)
Adjustments to reconcile net loss to net
cash provided (used) by operating activities
Depreciation and amortization	61,205	65,509
Changes in assets and liabilities
Accounts receivable	(58,718)	279,135
Income taxes receivable	11,625	—
Insurance claim receivable	68,986	—
Costs and estimated earnings in excess
of billings on uncompleted contracts	—	50,931
Prepaid expenses	4,455	41,376
Inventory	5,551	(9,384)
Accounts payable	(27,258)	(17,241)
Accrued expenses	76,309	6,773
Billings in excess of costs and estimated
earnings on uncompleted contracts	—	14,417

Net cash provided (used) by operating activities	38,215	(60,124)

Cash flows from investing activities
Purchase of equipment and other assets	(212)	(180)

Cash flows from financing activities
Payments on debt	—	(3,018)

Net increase (decrease) in cash	38,003	(63,322)
Beginning cash	36,565	172,572

Ending cash	$74,568	$109,250

Supplemental disclosures of cash flow information
Interest paid	$1,705	$46,354
Noncash investing and financing activities
Preferred stock dividends payable	$14,579	$14,664
Common stock issued through conversion of preferred
stock and accrued preferred dividends	$—	$40,772
Accrued preferred stock dividends payable converted
to common stock	$—	$9,022

6

R-TEC HOLDING, INC. AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS

Three Months Ended March 31, 2004 and 2003 (unaudited)

NOTE A – STATEMENT OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Statements

The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary to a fair presentation of these financial statements have been included. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s 2003 Annual Report on Form 10-KSB for the year ended December 31, 2003, as filed with the Securities and Exchange Commission. Certain reclassifications and other corrections for rounding have been made in prior period financial statements to conform to the current period presentation. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant inter-company transactions and balances have been eliminated in consolidation.

Stock Based Compensation

The Company has an incentive stock option plan wherein 2,000,000 shares of the Company’s common stock can be issued. The Company granted no options during the three month period ended March 31, 2004 or 2003.

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

The Company accounts for its stock options under Accounting Principles Board (APB) Opinion No. 25 using the intrinsic value method.  The Company has elected not to adopt the provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (FAS 123). In accordance with Financial Accounting Standards (SFAS) No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, pro-forma net income, stock-based compensation expense, and earnings per share using the fair value method are stated as follows:

	Three Months Ended March 31,

	2004	2003

Net loss, as reported	$(118,519)	$(506,304)
Deduct: stock based compensation expense
determined under fair value method,
net of tax	20,858	7,525

Pro forma net loss	$(139,376)	$(513,829)
Loss per share:
Basic and diluted – as reported	$(.01)	$(.02)
Basic and diluted – pro forma	$(.01)	$(.02)

Assumptions used to calculate the income statement impact of stock options granted as if the Company had adopted FAS 123 were as follows: 7

	Three Months Ended March 31,

	2004	2003

Weighted average:
Risk-free interest rate	5.00%	5.00%
Expected life	10 years	10 years
Expected volatility	293%	293%
Expected dividends	none	none

NOTE B – EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements consists of:
Equipment		$908,815
Vehicles		2,633
Office equipment and furnishings		77,749
Leasehold improvements		118,484

		1,107,681
Accumulated depreciation and amortization		(546,318)

		$561,363

NOTE C – OTHER ASSETS

Intangible assets consist of:

Software		$76,326
Accumulated amortization		(74,128)

		$2,198

The estimated useful life of software is three years.

NOTE D – INVENTORY

Parts inventory is stated at the lower of cost (last-in, first-out method) or market.

Inventories consist of:

Finished Goods		$30,649

		$30,649

NOTE E – GOING CONCERN CONSIDERATIONS

The Company’s recurring losses in current and prior years raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern. The Company is attempting to raise additional capital to sustain operations. However, there can be no assurance that these plans will be successful.

NOTE F – COMMITMENTS

NOTE G – CONTINGENT LIABILITIES

             Plocher Group Contingent Liability: In the Company’s efforts to obtain funding, we entered into funding agreements with a group of shareholders called the Plocher Group. The name “Plocher Group” is used only for identification of the collective group of individuals and does not connote any liability or commitment of any one individual. The transactions and agreements although entered into have not yet been completed nor have we received any funding from these efforts. Management’s position on this contingent liability is represented by the disclosure following:

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

9

Item 2. Management’s Discussion and Analysis or Plan of Operation:

RESULTS OF OPERATIONS

              Revenues for the period ending March 31, 2004 were $277,500, compared to $300,631 for the same period in 2003. The decrease of $23,131, or 8% is attributable primarily to discontinued sales of custom automation projects and our reliance upon our two remaining product groups, i.e., interconnect sales and machine shop sales. We have anticipated that our sales will be lower for some time until we can grow our sales in the two remaining product groups.

              Operating expenses dropped from $379,041 in 2003, or 126% of sales, to $190,875, or 69% of sales in 2004, both periods ending March 31. The decrease is primarily due to our continued efforts to reduce our expenses and the elimination of non-profitable operations that constituted high operating costs as a percent of sales. Custom automation projects were part of these operations that resulted in high direct costs and low operating margins. We have suspended sales of custom automation projects as part of our strategic plan to focus on higher margin operations.

              Gross profit increased from ($78,410), or (26%) of sales, for the period ending March 31, 2003, to $86,625, or 31% of sales, for the same period ending 2004. The increase of $165,035, or 210%, again reflects our lower operating costs.

              Selling, General and Administrative Expenses decreased from $310,309 to $147,430, for the periods ending March 31, 2003 and 2004 respectively. We have made concerted efforts to control our costs in these areas as well as cost of goods sold.

              Net loss decreased from ($491,640) for the period ending March 31, 2003, to ($103,940) for the same period ending 2004. This decrease in net loss of $387,700 or 79%, reflects our continued efforts to better manage our expenses as they relate to revenues. We will continue to focus on minimizing our expenses in both cost of goods sold and overhead. Some of our expenses in production are fixed and we anticipate that as revenues increase and we achieve higher plant utilizations, especially with our Interconnect Products plant, that our margins will increase at a faster rate than revenues, at least until we reach full capacity.

LIQUIDITY AND CAPITAL RESOURCES

              We do not anticipate any commitments for capital expenditures in the next quarter. Our liquidity remains a concern for us and we anticipate that we will need to continue to seek funding to augment our cash position. For the period ending March 31, 2004, our current assets were $234,044 and our current liabilities were $1,712,107, resulting in a current ratio of .14. Of current liabilities, $1,256,700 represents notes payable that are either currently due or will be due within the next 12 months.

              We believe we will face liquidity challenges from several sources. First, we are not yet generating enough cash flow from revenues to fund current operations. Second, due to accounts payable that are aged in excess of 90 days, and which represent approximately $203,032 of a total accounts payable of $264,673, we will face challenges in paying past due balances. Some of our vendors with whom we have overdue balances, have been working with us by allowing us to purchase on a C.O.D. basis. We have been able to reach settlement agreements with a few of our vendors who have agreed to accept payments for less than the full balance owed. Due to our severe liquidity position we will continue to seek settlements with our vendors as much as possible on invoices that are significantly past due. Third, we have notes payable that are now due. We have not been able to pay interest on most of the notes since July 2003, and have not been able to pay off the principal balances as they have come due. It is likely, that we will be forced to come up with a plan to deal with the notes that are overdue within the short term. While we will make efforts to work with our note holders and to come up with a plan to resolve the overdue note situations that we have, we cannot guarantee that we will be successful in doing so.

MANAGEMENT’S PLAN OF OPERATION

              We believe that our decision to discontinue sales of custom automation projects and to focus on our interconnect and machine shop sales was the correct decision for the current period. An analysis of our financial statements indicates that our EBITDA (earnings or (loss) before interest, taxes, depreciation, and amortization)) was ($4,169), for the period ending March 31, 2004. For the same period ending 2003, our EBITDA was ($348,281). The reduction in loss represents a 99% decrease in loss, comparatively year to year. If we are able to achieve additional growth in our remaining product group revenues, we believe we may be able to achieve a positive EBITDA by year end 2004.

              In order to achieve a significant growth in our sales and reach a positive EBITDA and eventually a positive net income per share, we feel we will need to obtain additional funding to augment our marketing and sales budgets. Our target markets are represented by numerous customers, that require technical selling and support. In order to achieve broader market penetration and product acceptance, we will need to visit numerous customer sites and present our products’ competitive advantages. While other broader based marketing tools may be available, such as advertising in industry specific magazines, we feel the best return on our marketing investment is achieved through direct presentation and support. In addition to the direct selling and support, we feel we also need to increase the effectiveness of our web site. Many of our customers, after initial contact, request our web site address so they can validate our viability as a company and obtain additional technical specifications. To increase our web site effectiveness, we feel we need to increase the availability of product data, particularly product performance and parameters, on our web site.

              In the next few quarters, we will attempt to focus on getting our sales people in front of selling opportunities and creating strong, technical customer support for those sales. Additionally, we will attempt to update our web site. We feel that we have reduced our expenses as low as is practical while maintaining adequate support staff and functions for production to support sales. We recognize our critical position regarding our cash position and we will continue to attempt to obtain funding to meet our needs as discussed previously in “Liquidity and Capital Resources.”

              Our current efforts to obtain funding include an attempt to reach a funding agreement and receipt of funds through an opportunity working with a group named “the Plocher Group.” To-date, these efforts have not resulted in our receiving any funding. We do not anticipate that funding will be forthcoming from this source at this time. See note G in notes to financials for a complete discussion of our situation regarding attempts to obtain funding with the Plocher Group. (The name “Plocher Group” is only used to designate a group of individuals we have worked with and does not represent any intentions or commitments by any one individual within the group)

              We are currently in discussions with another funding group in our local area, Boise, Idaho. If an agreement is consummated with this Boise, Idaho investment group, it would provide some funding to us for ongoing operations and would provide some hands-on management guidance to help us return to profitability. If an agreement is consummated with this investment group, they would obtain a majority ownership of the Company. To-date, this investment group has loaned to us, funds to help pay off invoices from our auditors from year 2003, and to extend a retainer to our auditors, to allow us to complete our year end 2003 audit and our first quarter 2004 review, and has loaned funds to us to pay off some invoices to vendors that were significantly past due. These amounts paid to vendors were part of an effort on our part to reach settlements with the respective vendors. The funds advanced to us by the Boise, Idaho investment group are secured by a short-term note payable. As security for the short-term note payable, we have granted this investment group a security position in one of our patents, namely the GCI™ patent.

              We are attempting to continue in our efforts to obtain additional funding with the Boise, Idaho investment group, but we cannot guarantee that we will be successful. In the event we are not successful, we cannot guarantee that we will be able to continue operations.

CONTINGENT LIABILTIES

              We feel that our agreement with the Plocher Group represents a potential, contingent liability. Our position as detailed in note G to the financial statements is that the agreement for funding has not been consummated. We have not received any funding from these attempts. We are seeking legal guidance pertaining to our position with these agreements and our potential contingent liability. We cannot guarantee that we will not be liable for the amounts specified in the details of note G, in the notes to financial statements.

Item 3. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

              We acknowledge that due or our current financial condition, we have received complaints from parties pertaining to resolution of overdue invoices and notes payable. Contained herein is a list of legal proceedings pending or known to be contemplated in excess of 10% of the value of our current assets, or in excess of $23,404. We also received a complaint regarding unfair trade practices as described in item #1 below.

1. We received a letter dated December 8, 2000, from a law firm in North Carolina alleging the Company was guilty of unfair trade practices involving suppliers and customers of Connect2it, a North Carolina LLC. Management responded with a letter denying the allegations. It is our understanding that there has been no further response, contact or action by either side and that Management believes the allegations are baseless.

2. ProPeople Staffing Services, Inc., an Idaho corporation, filed a legal action against the Company for payment of $22,342.78 plus interest and attorneys fees for services involved in providing temporary employees to the Company. Management agreed we owed the money and has entered into a stipulated judgment with a covenant not to execute which provides for the Company to pay $2,000 per month for April, May and June of 2004; $3,000 per month for July, August, September, October and November of 2004; and $2,320.09 for December of 2004. The first two payments have been made.

3. Attorneys for Douglas Hardin, a noteholder of the Company, threatened legal action for failure of the Company to make payments on the note owing to said individual. Mr. Hardin’s counsel also claimed violations of the securities laws. Management disagrees that there have been violations of securities laws but acknowledge that payments are due on the note. Management has agreed with the Hardin attorneys to make payments of $2,270.83 per month until the total balance of $27,250 has been paid in full.

6. Attorneys for Emory Christensen, a note holder of the Company, have made written demand upon the Company for the payment of $83,500 plus interest. Some discussions and correspondence ensued. We are not aware of any agreements or further action being taken by counsel for Mr. Christensen at this time.

7. Attorneys for a group of shareholders, referred to as the Plocher Group, contacted the Company threatening legal action claiming violation of securities laws and inappropriate use of investment proceeds. Management believes there is no legitimate basis for a legal action. The Plocher Group, together with other investors, then agreed to create a line of credit up to $1,000,000 to provide additional funding for the Company in exchange for a security interest in the Company’s IP (intellectual property) and options to purchase the Company’s stock. A written agreement was entered into memorializing the agreement. At this point in time, we do not know whether the contractual agreement is valid and we have not received any funding pursuant to the agreement. Our position regarding this pending or contemplated legal proceeding is presented in detail in Note G, notes to financial statements, contained herein.

In addition to the pending and contemplated legal proceedings disclosed above, the Company was contacted by the State of Idaho Department of Finance, Securities Division, on February 27, 2004, which requested information from the Company including the following items: 1) Names and addresses of individuals that have offered or sold debt instruments on behalf of R-Tec, 2) Copies of all finder’s fee agreements, 3) Payments made to individuals who located investors and related information, 4) Names and addresses of investors and related information, 5) Exemptions from registration requirements of the Idaho Securities Act, and 6) Copies of contracts, agreements and other legal documents, including marketing materials and other related documents. We have furnished the requested information and have met with the individual representing the Securities Division, State of Idaho, and have answered her questions. As of the date of this filing, the Company has not been contacted regarding additional information requested by or any determination by the Department of Finance.

Item 2. Changes in Securities

              Nothing to Report

Item 3: Defaults Upon Senior Securities

              Nothing to Report

Item 4: Submission of Matters to a Vote of Security Holders

              Nothing to Report

Item 5: Other Information

Changes in Officers and Personnel: Effective January 19, 2004, Gary Clayton submitted his resignation as Vice President of Engineering and as a member of the Board of Directors. Mr. Clayton cited the termination of custom automation product sales and personal reasons for his resignation.

Item 6: Exhibits and Reports on form 8-K.

(a) Exhibits

The following documents are furnished as exhibits to this Form 10-QSB. Exhibits marked with an asterisk are filed herewith. The remainder of the exhibits have been previously filed with the Commission and are incorporated herein by reference.

Number	Exhibit

10.1	Employment Agreement dated as of January 1, 2004 between R-Tec Holding Inc., R-Tec Corporation, and Michael T. Montgomery, Interim President and CEO, and Chief Financial Officer.*

10.2	R-Tec Holding, Inc., 2000 Stock Option Plan, adopted by the registrant’s Board of Directors on December 12, 2000, filed with the Commission on Form S-8 on October 2, 2001, and incorporated herein by reference.

31	Rule 13a-14(a) Certification, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

99.1	Form NT 10-Q, Notification of inability to timely file form 10-Q or 10-QSB, filed on May 17, 2004 with the Commission, and incorporated herein by reference.

13

(b) Reports on Form 8-K.

The Company did not file any reports on Form 8-K during the quarter ending March 31, 2004.

SIGNATURES

              In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

R-TEC HOLDING, INC. /S/ MICHAEL T. MONTGOMERY ——————————————— Michael T. Montgomery Interim President and CEO Chief Financial Officer

14

INDEX TO EXHIBITS

Number	Exhibit

10.1	Employment Agreement dated as of January 1, 2004 between R-Tec Holding Inc., R-Tec Corporation, and Michael T. Montgomery. Interim President and CEO, and Chief Financial Officer.*

10.2	R-Tec Holding, Inc., 2000 Stock Option Plan, adopted by the registrant’s Board of Directors on December 12, 2000, filed with the Commission on Form S-8 on October 2, 2001, and incorporated herein by reference.

31	Rule 13a-14(a) Certification, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

99.1	Form NT 10-Q, Notification of inability to timely file form 10-Q or 10-QSB, filed on May 17, 2004 with the Commission, and incorporated herein by reference

*	Filed Herewith

15