Form 10QSB
period 2004-06-30
R-TEC HOLDING INC
filed 2004-08-13
CIK 1112279

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

|X|	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

|_|	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________to _____________

Commission file number: 0-30463

R-TEC HOLDING, INC.
(Name of small business issuer in its charter)

IDAHO	82-0515707
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

287 N. Maple Grove Rd., Boise, Idaho	83704
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (208) 887-0953 FAX: (208) 888-1757

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  |X|   No  |_|

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practical date: Shares outstanding as of June 30, 2004 of the Company’s common stock:  29,914,079

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements:

The following financial statements are filed as part of this report:

1)	Consolidated Balance Sheet for the periods ending June 30, 2004, (unaudited) and December 31, 2003

2)	Consolidated Statement of Operations for the periods ending June 30, 2004, (unaudited) and June 30, 2003 (unaudited)

3)	Consolidated Statement of Cash Flows for the periods ending June 30, 2004, (unaudited) and June 30, 2003 (unaudited)

4)	Notes to Financial Statements

R-TEC HOLDING, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET

As of June 30, 2004 (Unaudited) and December 31, 2003

	June 30, 2004	December 31, 2003

Current assets
Cash	$26,808	$36,565
Accounts receivable (net of $--allowance for doubtful accounts)	108,326	57,573
Income taxes receivable	—	11,625
Insurance claim receivable	—	68,986
Inventory	39,318	36,200
Prepaid expenses	12,535	16,990

Total current assets	186,987	227,939

Equipment and leasehold improvements, at cost, net of accumulated depreciation	504,261	618,340
Other assets, at cost, net of accumulated amortization	1,163	6,214

Total assets	$692,411	$852,493

Current liabilities
Accounts payable	$208,494	$291,931
Accrued expenses	93,755	114,425
Notes and leases payable, current portion	540,336	1,056,700
Notes payable to related parties, current portion	—	100,000

Total current liabilities	842,585	1,563,056

Accrued preferred dividends payable	—	211,616
Accrued interest payable	97,461	—
Notes and leases payable	570,900	—
Notes payable to related parties	300,000	100,000

Total liabilities	1,810,946	1,874,672

Shareholders’ deficit
Series A cumulative convertible preferred stock, par value $0.23437 per share, 5,000,000 authorized, 74,756 and 2,646,094 shares issued and outstanding, respectively	23,950	619,350
Common stock, no par value per share,60,000,000 authorized, 29,914,079 and 22,878,994 shares issued and outstanding, respectively	3,748,645	2,924,804
Additional paid-in capital	538,123	538,123
Accumulated deficit	(5,429,253)	(5,104,456)

Total shareholders’ deficit	(1,118,535)	(1,022,179)

Total liabilities and shareholders’ deficit	$692,411	$852,493

R-TEC HOLDING, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF OPERATIONS

Three Months Ended June 30, 2004 and June 30, 2003 (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003

Revenues	$222,438	$491,297	$499,938	$791,928

Operating costs	159,198	363,440	350,073	742,481

Gross profit (loss)	63,240	127,857	149,865	49,447

Selling, general and administrative expenses	276,707	321,523	424,137	631,832
Research and development	4,212	33,992	8,778	59,063

Operating loss	(217,679)	(227,658)	(283,050)	(641,448)

Interest expense	35,505	83,237	74,074	161,087

Loss before income taxes and extraordinary item	(253,184)	(310,895)	(357,124)	(802,535)
Income taxes expense	—	—	—	—

Net loss before extraordinary item	(253,184)	(310,895)	(357,124)	(802,535)
Extraordinary item	49,155	—	49,155	—

Net loss	(204,029)	(310,895)	(307,969)	(802,535)

Preferred stock dividends	2,249	14,627	16,828	29,291

Net loss available to common shareholders	$(206,278)	$(325,522)	$(324,797)	$(831,826)

Net loss per common share	$(0.01)	$(0.01)	$(0.01)	$(0.04)
Weighted average shares outstanding	28,832,444	22,090,121	25,855,719	22,043,986

R-TEC HOLDING, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOWS

Six Months Ended June 30, 2004 and June 30, 2003, (unaudited)

	2004	2003

Cash flows from operating activities
Net loss	$(307,969)	$(802,535)
Adjustments to reconcile net loss to net cash used by operating activities
Depreciation and amortization	119,339	131,034
Options issued for consulting services	—	24,000
Notes payable issued for deferred compensation	100,000	—
Changes in assets and liabilities
Accounts receivable	(50,753)	370,896
Income taxes receivable	11,625	—
Insurance claim receivable	68,986	—
Costs and estimated earnings in excess of billings on uncompleted contracts	—	(33,461)
Prepaid expenses	4,454	68,754
Inventory	(3,118)	(15,306)
Accounts payable	(83,437)	173,709
Accrued expenses	76,791	(17,339)
Billings in excess of costs and estimated earnings on uncompleted contracts	—	(61,594)

Net cash used by operating activities	(64,082)	(161,842)

Cash flows from investing activities
Purchase of equipment and other assets	(212)	(182)

Cash flows from financing activities
Proceeds from debt	61,877	75,000
Payments on debt	(7,340)	(37,682)

Net cash provided by financing activities	54,537	37,318

Net decrease in cash	(9,757)	(124,706)
Beginning cash	36,565	172,572

Ending cash	$26,808	$47,866

Supplemental disclosures of cash flow information
Interest paid	$4,185	$72,897
Noncash investing and financing activities
Accounts payable forgiven	$49,155
Preferred stock dividends payable	$16,828	$29,290
Common stock issued through conversion of preferred stock and accrued preferred dividends	$595,400	$40,772
Accrued preferred stock dividends payable converted to common stock	$228,445	$9,022
Notes payable issued for deferred compensation	$100,000	$—

R-TEC HOLDING, INC. AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS

June 30, 2004 and 2003 (unaudited)

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

Stock Based Compensation

The Company has an incentive stock option plan wherein 2,000,000 shares of the Company’s common stock can be issued.  The Company granted no options during the six month period ended June 30, 2004.  The Company issued 2,410,000 stock options under the plan during the six months ended June 30, 2003.  Our auditors have informed us that certain options granted to members of the board of directors and officers of the Corporation and audit committee members fall within the options covered by the plan, resulting in options being granted in excess of those permitted under the plan.  We are currently working to resolve this issue through negotiations with the holders of those options.

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

	Six Months Ended June 30,

	2004	2003

Net Loss as Reported	$(324,797)	$(831,826)
Deduct: stock based compensation expense determined under fair market value method, net of tax	$41,716	$7,525

Pro forma net loss	$(366,513)	$(839,351)

Loss per share:
Basic and diluted – as reported	$(.01)	$(.04)
Basic and diluted – pro forma	$(.01)	$(.04)

Assumptions used to calculate the income statement impact of stock options granted as if the Company had adopted FAS 123 were as follows:

	Six Months Ended June 30,

	2004	2003

Weighted Average:
Risk-free interest rate	5.00%	5.00%
Expected life	10 years	10 years
Expected volatility	293%	293%
Expected dividends	None	None

NOTE B – EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements consists of:

Equipment	$908,815
Vehicles	2,633
Office equipment and furnishings	77,749
Leasehold improvements	118,484

1,107,681
Accumulated depreciation and amortization	(603,420)

$504,261

NOTE C – OTHER ASSETS

Intangible assets consist of:

Software	$76,326
Accumulated amortization	(75,163)

$1,163

The estimated useful life of software is three years.

NOTE D – INVENTORY

Parts inventory is stated at the lower of cost (last-in, first-out method) or market.  Inventories consist of finished goods of $39,318.

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

NOTE F – DEBT RESTRUCTURING

During June 2004, the Company restructured ten of the notes payable.  The amount of principal owed on these notes payable as of the restructure date was approximately $771,000.  The restructure resulted in an elimination of the accrued interest owing as of that date, and a reduction in interest rates from approximately 12% to 8%.  The maturity dates were extended to May 28, 2006.  Of the ten notes, seven had common stock conversion features which were eliminated with the restructure.  The three remaining notes, with principal balances of $200,000, are related party notes payable.

The Company has accounted for the restructuring of these notes in accordance with Statement of Financial Accounting Standards No. 15. This standard requires that the Company determine the total current obligation under the notes, principal and interest, and compare this current obligation to the future cash payments under the restructuring.  In performing this analysis, the Company determined the cash requirements under the new terms exceeded the amounts related to the existing obligation.  Accordingly, no gain on the restructure was recorded.  The future cash requirements exceeded the existing obligation by approximately $26,000.  This difference will be recorded as interest expense over the remaining period of the restructured obligation.

NOTE G – EXTRAORDINARY ITEM

In accordance with Statement of Financial Accounting Standards No. 15, the Company recorded a troubled debt restructuring gain of $49,155 during June 2004.  The gain is the result of negotiations with various vendors regarding amounts owing on accounts payable balances.  The per share gain is $.002 for the three and six-months ended June 30, 2004.

NOTE H – PREFERRED STOCK CONVERSION

During the current quarter, the Series A preferred shareholders and the Company agreed to allow conversion of the preferred stock into common as set forth in the underlying agreements.  The conversion resulted in accrued and unpaid dividends to be included in the conversion.  The Series A preferred stock was converted to common stock at a conversion price of $.117185 per share.  Of the total outstanding Series A preferred stock amounting to 2,646,094 shares, the Company converted 2,571,338 shares into common stock of 7,030,285 shares.  There are 74,756 shares of Series A preferred stock yet to be converted as of June 30, 2004.

NOTE I – POTENTIAL SALE OF STOCK

On June 14, 2004 the Board of Directors of the Company approved a preliminary transaction through which substantially all authorized and unissued capital of the Company will be sold to Farris McMullin in exchange for shares of stock in ConectL Corporation, an Idaho corporation. Faris McMullin is the President and Chairman of ConectL Corporation and its primary shareholder.  No activity related to this event has been recorded as of June 30, 2004, as the parties are still conducting due diligence and finalizing terms of the agreement.

NOTE J – SUBSEQUENT EVENT

During July 2004, the Company vacated the main headquarters and terminated the underlying lease.  The Company has approximately $25,000 of unamortized leasehold improvements remaining as of the lease termination.  This remaining leasehold value will be charged to expense in the quarter ending September 30, 2004.

Item 2. Management’s Discussion and Analysis or Plan of Operation:

RESULTS OF OPERATIONS

          Revenues for the period ending June 30, 2004 were $222,438, compared to $491,297 for the period ending June 30, 2003. The decrease of  $268,859, or 55% is primarily due to the elimination of sales of custom automation projects, ending December 2003.

          The Company’s operating expenses were reduced from $363,440, for the period ending June 30, 2003, to $159,198, for the same period ending June 30, 2004, a reduction of  $204,242, or 56%. The decrease is again attributable to the elimination of sales of custom automation projects and related costs for these sales.

          Gross profit remained relatively constant as a percent of sales, with gross profit of $63,240, or 28% of sales for the period ending June 30, 2004, and $127,857, or 26% of sales for the same period ending 2003.

          Selling, general and administrative expenses decreased from $321,523, for the period ending June 30, 2003, to $276,707, for the period ending June 30, 2004, a decrease of $44,816, or 14%. The decrease is reflective of the Company’s continued efforts to control overhead costs. Included in the $276,707 for the current period, is a one-time charge for deferred compensation of $100,000 for present and prior services, as approved by the Board of Directors. Deducting the one-time charge of $100,000 would have resulted in a decrease of $144,816 in selling, general and administrative expenses, or 45%, compared to the period ending June 30, 2003.

          Net loss decreased from $310,895 for the period ending June 30, 2003, to $204,029, a decrease of $106,866, or 34%. The decrease in net loss is attributable to a reduction in interest expense arising from the replacement of matured, convertible notes, with new two-year non-convertible notes for certain noteholders and a respective reduction in interest rates. In addition, we recognized an Extraordinary Item gain of $49,155 from our efforts to restructure and settle accounts payable at a reduced percent of the balance owed.

               In the current quarter ending June 30, 2004, our Series A preferred shareholders converted their shares of preferred stock, to common stock, inclusive of their accrued preferred stock dividends. This action resulted in a reduction in accrued preferred dividends for the quarter from $14, 627 at June 30, 2003, to $2,249 at June 30, 2004. Effective for future periods, we will not incur preferred dividend expense, a savings of approximately $4,888 per month.

LIQUIDITY AND CAPITAL RESOURCES

          There were no commitments for capital expenditures during the quarter ended June 30, 2004.

          Our current ratio increased from .15 for the period ending December 31, 2003, to .22, for the period ending June 30, 2004. The increase was primarily due to the change of certain convertible notes that had matured, to new two-year notes, as previously discussed, resulting in a reduction of notes payable, current portion, of $516,364. In addition, the conversion of accrued preferred dividends payable of $211,616 to common stock resulted in a decrease of $211,616 in liabilities.

          We anticipate that we will need to continue to seek funding as we are not yet generating enough revenues to sustain operations. Additionally, our accounts payable balance at June 30, 2004 of $208,494, is comprised of approximately $123,000 that is over 90 days past due. We will continue to seek settlements with some of our past due vendors in an attempt to reduce our older vendor payables. We have been successful in negotiating new notes with some of our convertible note holders, whose notes had matured, but we still have some convertible noteholders who have not yet agreed to enter into new notes. These remaining convertible notes represent a current liability of approximately $478,959. We have also borrowed from Conectl Corporation on a short term note payable,  approximately $61,000, as of June 30, 2004 to help pay off vendor settlements and provide some funding for ongoing operations. The note with Conectl, dated April 16, 2004, has a maturity date of July 31, 2004.

MANAGEMENT’S PLAN OF OPERATION

          We recognize that one of our most critical issues is the need for adequate working capital for operations and retirement of debt obligations. Through our efforts to reduce operational expenses, with the elimination of sales of certain non-profitable operations relating to custom automation sales, and efforts to reduce overhead costs, we believe we have been successful in reducing our capital burn rate.  As evidenced by our Consolidated Statement of Cash Flows, herein incorporated, for the period ending June 30, 2004, operations have eroded our capital base by only approximately $10,000, compared to approximately $120,000 for the same period ending 2003. Our focus on our GCI™ products and related interconnect products with associated machine shop operations, have helped us achieve this reduction in our capital burn rate.

          Our machine shop, which was originally acquired to support the machining of sockets for interconnect customers, has gone to the high tech business community of the city of Boise offering contract services.  The manager of our machine shop has a solid business reputation in the Boise area and his personal contacts have assisted in increasing our sales for contract services. The machine shop is now operating profitably and is a net contributor to the cash flow of the Company.

          The Company’s management is of the opinion that the future of R-Tec primarily lies in the interconnect business. Through the Company’s efforts to grow the interconnect business and corresponding research with our customers, the resulting findings suggest that with the Company’s patented technology, the interconnect business has the potential to become a high volume business with substantial gross margins. Because the Company’s production plant is already operational, management does not feel the Company will experience any significant additional capital requirements as we increase sales through the remainder of 2004 and into 2005. Although current financial statements indicate low gross margins on operations, this is primarily a result of underutilization of related fixed assets. Management believes that operation of our production facility for GCI™ products may become more profitable with higher volumes than we are currently producing.

          Management’s primary goal is to get the company on a firm footing and then, to promote the future. The Company has not yet achieved a positive cash flow and the ability to survive without additional operating capital. However, this position appears to be improving. Due to the Company’s operating losses in recent years, the Company many not be able to raise money through outside investment or non-equity financing. As a result, the Company is currently pursuing a conservative management philosophy that promotes managing cash flow to minimize capital exposure, while focusing on sales of our high margin interconnect products, including our patented GCI™ products and associated sockets.

          While the Company is implementing a conservative capital management approach, management is also pursuing an aggressive marketing and sales effort to begin a transition toward measurable, increased sales. With the addition of David Ries as VP of Sales and Marketing, we fully expect that we will see a positive curve on sales numbers as the year progresses.  Mr. Ries has significant experience in marketing within the high tech business sector.  One result of this transition is the fact that there are currently customers preparing to test our GCI™ products for various stages of their IC (integrated circuit) operations, including their characterization labs, high-volume production facilities, and burn-in testing facilities.

Item 3. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

          Evaluation of Disclosure Controls and Procedures: Under the supervision of our management, including the chief executive officer and chief financial officer we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), within 90 days of the filing date of this report. Based on this evaluation, the chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are effective. There were not changes in our internal control over financial reporting during the quarter ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

          On July 9, 2004, Doug Hastings received a subpoena from the Idaho Department of Finance to testify, personally and on behalf of the Corporation, regarding various matters relating to investment security matters from prior periods. Subsequent to the subpoena and testimony, the Department requested additional information, that has been furnished to it. Previous information relating to the Department and its request for information from us has been disclosed in our previous filings, i.e., December 31, 2003 10-KSB, and March 31, 2003 10-QSB, and are herein incorporated by reference.

Item 2. Changes in Securities

               As previously approved by our Board of Directors, our  Series A Preferred stockholders converted 2,571,338 of their shares of preferred stock and accrued preferred stock dividends to common stock.

The resulting conversion was as follows:

Date	Preferred Shares	Accrued Preferred Dividends	Common Shares

06/29/2004	2,571,338	$228,444.57	7,030,285

The described stock transactions were free of restricted legends under the provisions of Section 4(2) of the Securities Act of 1933, as amended or Rule 144K of the Securities and Exchange Commission thereunder.

Item 3: Defaults Upon Senior Securities

               Nothing to Report

Item 4: Submission of Matters to a Vote of Security Holders

          On June 15, 2004, a special meeting of our shareholders was held to discuss the possibility of selling the remaining shares of authorized but unissued shares to Faris McMullin in exchange for ten percent (10%) of the authorized capital of ConectL Corporation. The shareholders authorized our directors and officers to conclude due diligence and consummate the transaction. If consummated, the proposed transaction will give Mr. McMullin control of R-Tec Holding, Inc. The voting tabulation for the special meeting was as follows: a) number of shares represented by shareholders present, 19,629,401 or 69.7%, b) number of votes in favor, 17,505,583, c) number of votes opposed, 1,823,818, and d) number of votes abstaining, 300,000.

Item 5: Other Information

Changes in Directors and Officers

          The following changes and appointments in Directors and Officers have occurred:

a)

Effective June 14, 2004, Clyde B. Crandall was nominated and elected to fill the currently vacant seat on our Board of Directors, and to serve on the Board of Directors until our next regularly scheduled annual meeting of shareholders. Mr. Crandall was also nominated and elected to serve as the chair of our Audit Committee.

b)	Effective July 27, 2004, Robert C. Montgomery resigned as Corporate Secretary.

c)	Effective July 7, 2004, Ann Marie Baird was appointed as Corporate Secretary.

          Clyde Crandall, C.P.A., at present is president and senior partner in the Boise CPA firm of Crandall, Swenson & Gleason, Chtd., and is heavily involved in services that the firm renders to its non-profit and other business clients. Previously, Mr. Crandall served as the audit manager for Fox & Company (now Grant Thornton), with offices in Boise, Idaho and Casper Wyoming. As Audit Manager for Fox’s offices, Mr. Crandall was responsible for the quality control of audit engagements and financial statements issued as a result of those engagements. He also served as an Instructor and Manager for Fox’s National Staff Training courses which were designed to teach auditing procedures to nearly 250 professionals joining the firm each year. Mr. Crandall received his B.S. in Accounting from Brigham Young University in 1971 and is a member of the American Institute of CPA’s and Idaho Society of CPA’s.

          Ann Marie Baird has served as office manager/bookkeeper for Exact Research with offices in Boise, Idaho, for the past 16 years. Other experience includes serving as office manager/bookkeeper for O’Neill Enterprises. Ms. Baird received Business Accounting and Private Secretarial Degrees from the Kinman Business University in Spokane, Washington.

Relocation of Corporate Offices and Machine Shop

          Effective August 1, 2004, our corporate offices and machine shop operations were relocated to the building leased by the ConectL Corporation at 287 N. Maple Grove Rd., Boise, Idaho 83704. Our interconnect plant will remain in its current location at 704 Ralstin, Meridian, Idaho 83642.

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

99

Form 8-K, for information relating to a special meeting of Shareholders, filed pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 with the Commission on Jun 18, 2004, and is incorporated herein by reference.

(b) Reports on Form 8-K.

          On June 18, 2004, we filed a Form 8-K, which is incorporated herein by reference, and reported the following items:

a)	The nomination and election of Clyde B. Crandall on June 14, 2004, to the Board of Directors and nomination and election to serve as Chairman of our Audit Committee.

b)	A special meeting of our shareholders that was held on June 15, 2004, to discuss the possibility of selling our remaining authorized but unissued shares to Faris McMullin.

SIGNATURES

          In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

R-TEC HOLDING, INC.

/S/ Michael T. Montgomery

Chief Financial Officer
Interim President and CEO

INDEX TO EXHIBITS

Number	Exhibit

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

99

Form 8-K, for information relating to a special meeting of Shareholders, filed pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 with the Commission on June 18, 2004, and is incorporated herein by reference.

* Filed Herewith