Form 10QSB
period 2004-09-30
R-TEC HOLDING INC
filed 2004-11-15
CIK 1112279

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

 ☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _______

Commission file number: 0-30463

R-TEC HOLDING, INC.
(exact name of registrant as specified in its charter)

Idaho	82-0515707
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

287 N. Maple Grove Rd.
Boise, Idaho 83704
(Address of principal executive offices)

(208) 887-0953
Registrant's telephone number, including area code:

Idaho

(State or other jurisdiction of incorporation or organization)
Registrant's telephone number, including area code:

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒   No ☐

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date:
52,064,548 shares of common stock, no par value per share, as of November 12, 2004.

Transitional Small Business Disclosure Format (check one): Yes ☐   No ☒

Part I - FINANCIAL INFORMATION

Item	2.	Management’s Discussion and Analysis	11
		Results of Operations	11
		Liquidity	13
		Capital Requirements	13
Item	3.	Controls and Procedures	15

Part II - OTHER INFORMATION

Item	1.	Legal Proceedings	16
Item	2.	Changes in Securities	16
Item	3.	Defaults Upon Senior Securities	16
Item	4.	Submission of Matters to a Vote of Security Holders	16
Item	5.	Other Information	16
Item	6.	Exhibits and Reports on Form 8-K	16
		Signature Page	17
		Certifications	18

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

R-TEC HOLDING, INC.
CONSOLIDATED BALANCE SHEETS

($ in whole dollars except per share amounts)

	September 30, 2004 Unaudited	December 31, 2003 Audited
ASSETS
Current Assets:
Cash	$431	$36,565
Receivables, net of allowance for doubtful accounts of $0 and $0 respectively	105,108	57,573
Income tax receivable	--	11,625
Insurance claim receivable	--	68,986
Inventories	46,074	36,200
Other assets	9,007	16,990
Total current assets	160,620	227,939

Property and equipment, net	482,012	618,340
Other assets, at cost, net of accumulated amortization	1,468	6,214
Total Assets	$644,100	$852,493

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$194,000	$291,931
Accrued liabilities	115,179	114,425
Notes and leases payable, current portion	568,048	1,056,700
Notes payable to related parties, current portion	--	100,000
Total current liabilities	877,227	1,563,056

Long term debt
Accrued dividends payable on preferred stock	--	211,616
Notes and leases payable	812,324	--
Notes payable to related parties	200,000	100,000
Long term liabilities	1,012,324	311,616
Total Liabilities	1,889,551	1,874,672

Commitments and contingencies
Shareholders’ equity (deficit):
Preferred stock, Series A, cumulative convertible, $.23437 par value 5,000,000 authorized	--	619,350
Common stock, no par value, 60,000,000 authorized, 30,118,468
and 22,878,994 shares issued and outstanding, respectively	3,772,599	2,924,804
Additional paid-in capital	538,123	538,123
Retained earnings (deficit)	(5,556,173)	(5,104,456)
Total shareholders’ equity (deficit)	(1,245,451	(1,022,179)

Total Liabilities and Shareholders’ Equity (Deficit)	$644,100	$852,493

The accompanying notes are an integral part of these consolidated financial statements.

R-TEC HOLDING, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

($ in whole dollars except per share amounts)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	Unaudited	Unaudited	Unaudited	Unaudited

Revenue	$294,462	$266,527	$794,400	$1,058,455
Direct operating costs	160,630	238,331	423,116	980,812

Gross profit	133,832	28,196	371,284	77,643
Selling, general and administrative expenses	237,322	147,689	747,131	779,521
Research and development	286	22,616	9,064	81,679

Loss from operations	(103,776)	(142,109)	(384,911)	(783,557)

Interest (expense) reversal	(26,931)	(51,898)	30,292	(212,985)

Loss before income taxes and extraordinary item	(130,707)	(194,007)	(354,619)	(996,542)
Provision for income taxes (benefit)	120	--	90	--

Loss before extraordinary item	(130,827)	(194,007)	(354,709)	(996,542)

Extraordinary item	3,906	--	(80,180)	--

Net loss	(126,921)	(194,007)	(434,889)	(996,542)

Preferred stock dividend	--	14,784	16,828	44,075

Net loss attributable to common shareholders	$(126,921)	$(208,791)	$(451,717)	$(1,040,617)

Basic earnings (loss) per share	$(0.00)	$(0.01)	$(0.02)	$(0.05)

Weighted average no. of shares outstanding	30,016,274	22,140,169	30,016,321	22,109,681

The accompanying notes are an integral part of these consolidated financial statements

R-TEC HOLDING, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in whole dollars except per share amounts)

	For the nine months Ended September 30,
	2004 Unaudited	2003 Unaudited
Cash flows from operating activities:

Net loss	$(434,889)	$(996,542)
Adjustments to reconcile net loss to net cash provided by (used by) operating activities:
Depreciation	203,978	196,431
Options issued for consulting services	--	24,000
Common stock issued for services	--	13,950
Notes payable issued for deferred compensation	100,000	--
Net debt forgiveness	80,180	--
Changes in assets and liabilities:
Accounts receivable, net	(47,535)	299,202
Income tax receivable	11,625	--
Insurance claim receivable	68,986	--
Costs and estimated earnings in excess of billings and contracts	--	58,229
Prepaid expenses	8,417	72,798
Inventory	(9,874)	(12,780)
Accounts payable	(97,929)	181,080
Accrued liabilities	919	18,052
Billings in excess of costs and estimated earnings on contracts	--	(37,572)

Net cash used by operating activities	(16,121)	(183,152)

Cash Flow from Investing Activities
Purchase of Property and Equipment	(212)	(182)
Net Cash Used by Investing Activities	(212)	(182)

Cash flows from financing activities:
Proceeds from debt issue	130,199	75,000
Payments on debt	(50,000)	(35,002)
Net cash provided by financing activities	80,199	39,998

Decrease in cash	(36,134)	(143,336)
Cash at beginning of period	36,565	172,572
Cash at end of period	$431	$29,236
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest paid	$40,208	$112,403
Non cash investing and financing transactions
Accounts payable forgiven	49,155	--
Preferred stock dividends payable	--	44,075
Common stock issued through conversion of preferred stock and accrued preferred dividends	643,300	40,772
Common stock issued for services	--	13,950
Accrued preferred stock dividends payable converted to common stock	228,445	9,022
Lease for CNC Lathe with CNC Associates, Inc.	56,180	--

The accompanying notes are an integral part of these consolidated financial statements

R-TEC HOLDING, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)
Unaudited
($ in whole dollars except per share amounts)

	Common Shares Outstanding	Common Stock	Additional Paid-In Capital	Preferred Stock	Retained Earnings (Deficit)

Balance, December 31, 2003	22,878,994	$2,924,804	$538,123	$619,350	$(5,104,456)
Preferred stock converted to common stock	7,239,474	847,795	--	(619,350)	--
Net Loss	--	--	--	--	(451,717)
Balance, September 30, 2004	30,118,468	$3,772,599	$538,123	$--	$(5,556,173)

The accompanying notes are an integral part of these consolidated financial statements

R-TEC HOLDING, INC.

Notes to Consolidated Financial Statements

Note 1.  Basis of Presentation

Pursuant to the rules and regulations of the Securities and Exchange Commission, the Company has prepared the accompanying unaudited financial statements. Certain information and footnote disclosures have been condensed or omitted pursuant to Accounting Principles Generally Accepted in the United States of America ("GAAP"). In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 2003 Annual Report on Form 10-KSB for the year ended December 31, 2003, as filed with the Securities and Exchange Commission.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Note 2.  Description of Business

R-Tec Holding, Inc., and its wholly owned subsidiary, R-Tec Corporation, (collectively “the Company”) has been a developer and supplier to the high-tech industry of custom automation solutions, including prototype development, tooling and manufacturing; and high performance test sockets and IC (integrated circuit) interconnect devices for the testing of IC chips.

For the interconnect technology sales, the Company relies primarily on two product types, sockets and interconnects. For testing IC chips, testing laboratories and facilities rely on sockets as a connection device that attach to a DUT (device under test). Sockets are designed in various configurations, sizes, and functionalities. The Company’s primary socket designs consist of clamshell designs with variable pressure adjustments, or pneumatic pressure design, fixed socket design with bolt down bases and lids, and smaller precisor designs intended for use with other socket configurations. Interconnects are designed using the Company’s proprietary technology GCI™ for providing the electrical connection between the DUT board and the chip or device being tested. The socket provides the physical apparatus to connect the DUT board and the chip or device under test, the interconnect provides the electrical connection that allows electrical performance testing of the chip or device under test.

The Company’s sockets are in conformance with designs commonly accepted by testing engineers and technicians within the industry. Specific to the Company’s socket designs however, are engineering specifications that allow the Company’s proprietary GCI™ technology to perform at maximum functionality. It is believed that the Company’s proprietary GCI™ technology represents leading edge technology in the IC testing industry, especially where testing criteria demands performance above 7GHz.

Note 3.  Summary of Significant Accounting Policies

The significant accounting policies applied in the annual audited financial statements of the Company as of December 31, 2003, are applied consistently in these financial statements. In addition, the following accounting policy is applied:

The accompanying unaudited financial statements for the three and nine months ended September 30, 2004 reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of the financial condition and results of operations, contained in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003. The results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of future results.

Principles of Consolidation. The accompanying financial statements are prepared on a consolidated basis. The consolidated financial statements include the accounts of the Company after the elimination of all significant inter-company balances and transactions. The Company's fiscal year-end is December 31.

Cash and Cash Equivalents. For the purpose of the statement of cash flows, the Company considers all highly liquid debt instruments with maturity of three months or less to be cash equivalents.

Accounts Receivable. Accounts receivable is recorded net of an allowance for expected losses. The allowance is estimated from historical performances and projections of trends. These projections for doubtful accounts have been recorded based on previous history of charge offs, which have been insignificant. The Company accounts have not been delinquent and management does not believe there is a collectability issue. Therefore, no allowance has been recorded as of September 30, 2004 and December 31, 2003. The Company currently has no trade accounts receivables past due ninety days or more.

Notes Payable. The Company has various notes payable to individuals, directors and officers. The Company has exchanged a portion of the notes for issuance of the Company’s common stock. The Company has incurred interest expense on these notes of which now a portion is to be considered for debt forgiveness. (See note 8 Significant Events).

Revenue Recognition. The Company's revenue result primarily from sales of its manufactured products, i.e., GCI™ interposers and sockets, and its retail sales from machine shop contract services. Revenues are recognized upon invoicing to customers for products shipped. The Company does not currently engage in long-term contracts and therefore does not have percentage of completion revenue recognition with either over or under billings adjustments.

Equipment.  Property and equipment are recorded at cost and depreciated on straight-line and declining balance methods over estimated useful lives. Replacements and major repairs of property and equipment are capitalized and retirements are made when the useful life has been exhausted.

Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenue and expenses during the reporting period. It is reasonably possible that these estimates may change from time to time and actual results could differ from those estimates.

Major Customers. At present, revenue is derived from the sale of product to other companies in a wholesale retail fashion. In 2004, Transmeta Corporation and Micron Technology constituted a majority of the Company’s recorded revenue. Transmeta Corporation was 23% of sales and Micron Technology was 17% of sales for the nine months ending September 30, 2004. In 2003, only Transmeta Corporation provided more than ten percent of the total.

Credit Risk Concentration. The Company is engaged primarily in the manufacture and sale of manufacturing equipment, primarily to the high-tech industry throughout the United States.  The Company provides credit in the normal course of business to its customers and performs ongoing credit evaluations of those customers. It maintains allowances for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends, and other information. Credit losses, when realized, have been within the range of the Company’s expectations and, historically, have not been significant.  The Company generally requires no collateral from its customers.

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and trade accounts receivables. The Company places its temporary cash investments with financial institutions and limits the amount of credit exposure to any one financial institution.

Inventories. Raw material inventories and finished goods inventories purchased for resale are stated at the lower of cost (last-in, first-out method) or market. Inventories consist of $30,948 in raw materials and finished goods and $15,126 in work in process for a total of $46,074.

Income Taxes - Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between financial and income tax reporting as follows:

1.	The basis of property, plant and equipment, for financial reporting exceeds its tax basis by the amount of accelerated depreciation recorded for tax purposes in excess of straight-line and other depreciation recorded for book purposes.

2.	Net operating loss carryforwards to be used to offset any future net income.

Deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.

Note 4.  Stock Based Compensation

The Company has an incentive stock option plan wherein 2,000,000 shares of the Company’s common stock can be issued.  The Company granted no options during the nine-month period ended September 30, 2004.  The balance of options issued at the year end December 31, 2003 was 7,235,452.

Our former auditors have informed us that certain options granted to members of the board of directors and officers of the Corporation and audit committee members fall within the options covered by the plan, resulting in options being granted in excess of those permitted under the plan.  We are currently working to resolve this issue through negotiations with the holders of those options.

Note 5.  Earning Per Common Share

Basic earnings per share are computed based on net income and the weighted average number of common shares outstanding. The Company does not have any securities in 2004 that would cause diluted earnings per share.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Net income / (loss)	$(126,921)	$(208,791)	$(451,717)	$(1,040,617)

Weighted average shares outstanding-
Common shares	30,016,274	22,140,169	30,016,321	22,109,681

Basic earnings per share	$(0.00)	$(0.01)	$(0.02)	$(0.05)

Note 6.  Equipment & Other Assets.

Equipment and other assets consists of the following as of September 30, 2004:

Equipment	$966,726
Vehicles	2,633
Leasehold Improvements	75,802
Office Furniture & Fixtures	154,075
Subtotal	1,199,236
Less accumulated depreciation	(715,756)
Total Equipment, net	$483,480

The estimated useful lives of equipment is five to seven years.  The leasehold improvements are amortized over the life of the leases, including extensions at the option of the lessee.  These lease lives range from two to seven years.

Note 7.  Notes Payable to Related Parties.

Notes payable to related parties at September 30, 2004 consist of:

Note payable to Doug Hastings, payable in monthly interest only payments at 8%, until maturity in May 2006, unsecured.	$100,000
Note payable to Gary Clayton, payable in monthly interest only payments at 8%, until maturity in May 2006, unsecured.	100,000

Total Notes Payable to Related Parties	$200,000

Maturities in future years are:
2006	$200,000

Note 8.  Significant Events.

During June 2004, the Company restructured ten of the notes payable.  The amount of principal owed on these notes payable as of the restructure date was approximately $771,000.  The restructure resulted in an elimination of the accrued interest owing as of that date, and a reduction in interest rates from approximately 12% to 8%.  The maturity dates were extended to May 28, 2006.  Of the ten notes, seven had common stock conversion features, which were eliminated with the restructure.  Of the three remaining notes, two of which are related party notes payable, the principal balances were $200,000.

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

In accordance with Statement of Financial Accounting Standards No. 15, the Company recorded a troubled debt restructuring gain of $49,155 during June 2004 and September 30, 2004.  The gain is the result of negotiations with various vendors regarding amounts owing on accounts payable balances.  The per share gain is $.002 for the three and nine-months ended September 30, 2004.

Note 9.  Going Concern.

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

The Company is attempting to seek additional source financing and capital infusion or raise additional working capital to sustain operations. The Company may have mitigated some of the Going Concern as a result of entering into the Share Purchase Investment Agreement as explained in Note 10 below. However, there can be no assurance that these plans will be successful.

Note 10.  Subsequent Events.

On September 22, 2004, the Company entered into a purchase investment agreement with Faris McMullin, President and Chief Executive Officer of the Company and Michael McMullin, an individual, and Clyde B. Crandall, a director of the Company (“the Investor”). The agreement provides for a change in ownership that effectively allows the Investor up to 49% ownership of the Company.

The Investor covenants and agrees, as of the Closing Date, to purchase from the Company that number of shares and warrants in the capital stock of R-Tec Holding, Inc., that will result in the Investor holding, in the aggregate, all of the authorized and unissued common shares and a sufficient number of preferred shares for Investor to have voting rights of not less than forty nine percent (49%) of all shares able to vote on any matter coming before the shareholders of the Company, with options to purchase shares three years and one week from the Effective Date of the Agreement preferred shares equal to an additional two percent (2%) of the total shares able to vote on any matter coming before the shareholders of the Company (the "Share Acquisition") in exchange for One Million (1,000,000) shares or ten percent (10%) of ConectL Corporation stock. On November 12, 2004, 21,946,080 common shares were transferred in partial satisfaction of the share purchase agreement.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward-looking statements that involve known and unknown risks and uncertainties which may cause actual results in future periods to differ materially from those indicated herein as a result of a number of factors, including, but not limited to, those set forth under "Factors That May Affect Future Results," Notes to the Consolidated Financial Statements, Part I, Item 1., Legal Proceedings, and the discussion below. When the Company uses words like "may," "believes," "expects," "anticipates," "should," "estimate," "project," "plan," their opposites and similar expressions, the Company is making forward-looking statements. These expressions are most often used in statements relating to business plans, strategies, anticipated benefits or projections about the anticipated revenues, earnings or other aspects of our operating results. We make these statements in an effort to keep stockholders and the public informed about our business and have based them on our current expectations about future events. Such statements should be viewed with caution. These statements are not guarantees of future performance or events. As noted elsewhere in this report, all phases of our business are subject to uncertainties, risks and other influences, many of which the Company has no control over. Additionally, any of these factors, either alone or taken together, could have a material adverse effect on the Company and could change whether any forward-looking statement ultimately turns out to be true. The Company undertakes no obligation to publicly release updates or revisions to these statements. The following discussion should be read in conjunction with audited consolidated financial statements and the notes filed thereto on Form 10-KSB with the U.S. Securities and Exchange Commission for the year ending December 31, 2003 as filed with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

Revenue

Revenue for the third quarter of the 2004 fiscal year ended September 30, 2004 increased to $294,462 from $266,527 for the same quarter of 2003. This 10.5% increase in revenue is mainly attributed to an increase in sales of the Company’s interconnect products, including GCI™ and sockets. The Company has achieved this increase in interconnect sales by focusing on the market segment of characterization testing and by adding new customers to its revenue base. The total revenue performance for the three and nine months ended September 30, 2004 was $294,462 and $494,400. The Company experienced higher revenue in the nine-months ended September 30, 2003 because of the custom automation sales.

In 2003, and 2004, the Company’s primary computer chip manufacturing customers were: Transmeta Corporation, Micron Technology, and Motorola. The Company intends to increase baseline revenue by marketing the Company as a full service provider with a lower cost solution for its existing interconnect products, creating a broader product base through implementation of standard products, and potential new products which complement its current testing solutions by mid year 2005.

Direct Operating Costs

Direct operating costs for three and nine months ending September 30, 2004 were $160,630, and $423,116 compared to $238,331 and $980,812 for the same period ending September 30, 2003. This is a 33% and 57% decrease in direct operating costs respectively. This decrease in direct operating costs is primarily a result of the reduction in revenue from the elimination of custom automation but also from reducing some direct cost payroll. Consolidating leases and streamlining office functions obtained additional reduction of direct operating costs. The trend has been that direct operating costs are relatively constant in relation to revenue.

Gross Profit

For the three months ending September 30, 2004 the Company’s gross profit increased by 375% to $133,832 compared to $28,196 for the same quarter ending September 30, 2003. For the nine months ending September 30, 2004 the Company’s gross profit increased 378% to $371,284 compared to $77,643 for the same quarter ending September 30, 2003. The fiscal year to date increase in gross profit is attributed to the increase in the sale of interposers and sockets and the decreases in direct operating costs resulting from discontinued automation sales and the related costs and marketing of automation.

General Selling and Administrative Expenses

For the three months ended September 30, 2004 general selling and administrative expenses were $237,322 or 61% more than the same quarter ended September 30, 2003 of $147,689. This increase in general selling and administrative expenses was primarily the result of moving the office from Meridian, Idaho to Boise, Idaho, addition of marketing personnel, and one time expenses for early termination of leasehold improvements related to the relocation. For the nine months ended September 30, 2004, the Company had general selling and administrative expenses of $747,131 compared to $779,521, or a 4% decrease over the same period ended September 30, 2003.

Interest Expense

For the three months ended September 30, 2004 the Company had interest expense of $26,931 compared to $51,898 for the same period ending September 30, 2003. For the nine months ended September 30, 2004 the Company had interest expense reversed due to amortization adjustments totaling $30,292 compared to the interest expense of $212,985 for the same period ending September 30, 2003. The interest expense was mainly for interest accrued on notes payable at 12% and then in July 2004, the interest rate was reduced to 8%. These notes payable were issued to two officers and directors of the Company, and the others were to unrelated parties. The overall interest expense was reduced as a result of this debt forgiveness.

Loss Before Extraordinary Item

For the three months ended September 30, 2004 the Company had a net loss before the extraordinary item of $130,827 compared to a net loss of $194,007 for the same three-month period ended September 30, 2003. The main reason the Company decreased its losses in the third quarter of 2004 was due to the lower operating costs. Yet in 2004, there was a decrease in total revenue, but correspondingly the losses were smaller as there was less cost associated with the revenue earned. For the nine months ended September 30, 2004 the Company has a net loss of $354,709 before extraordinary items compared to the loss of $996,542 for the same period ended September 30, 2003. For the nine months ended September 30, 2003, the majority of the loss was attributed to the total revenue of $794,000 not being sufficient after direct operating costs to cover the general and administrative costs, which totaled $747,000. The losses of 2004 were lower but it appears that the cost cutting measures to date leave increasing revenue as the solution to profitability.

Extraordinary Item

During June 2004, the Company restructured ten of the notes payable.  The amount of principal owed on these notes payable as of the restructure date was approximately $771,000.  The restructure resulted in an elimination of the accrued interest owing as of that date, and a reduction in interest rates from approximately 12% to 8%.  The amount of interest charged against the amount eliminated resulted in a reduction of the net loss to shareholders for the three months ended September 30, 2004 of $3,906. For the nine months ended September 30, 2004 this extraordinary item increased the loss to shareholders by $80,180.

CAPITAL RESOURCES AND LIQUIDITY

 The Company had a working capital deficit for nine months ending September 30, 2004 of $716,608 compared to $1,335,117 at December 31, 2003. The current ratio increased from .15:1 for the period ending December 31, 2003, to .18:1, for the period ending September 30, 2004. The increase was primarily due to the change of certain convertible notes that had matured, to new two-year notes, as previously discussed, resulting in a reduction of notes payable, current portion, of $488,652. In addition, the notes payable to related parties for $100,000 was eliminated and accounts payable decreased by approximately $100,000, for a total decrease in current liabilities of $688,000.

The Company will continue to seek funding, as the current revenue stream is inadequate to sustain operations. Additionally, our accounts payable balance at September 30, 2004 of $191,924, is comprised of approximately $111,000 that is over 90 days past due. The Company has received discounts and settlements with some past-due vendor’s accounts. This has helped to resolve and reduce older vendor payables. The Company has also negotiated new notes with some of convertible note holders, whose notes matured, however some convertible note holders have not yet agreed to enter into new notes. These remaining convertible notes represent a current liability of approximately $458,522, not including accrued interest. The Company borrowed $38,670 from ConectL Corporation on a short-term note payable and $39,451 from ConectL Corporation on a short-term line of credit as of September 30, 2004, which was used to pay off vendor settlements and provide some funding for ongoing operations. The note with ConectL, dated April 16, 2004, has a maturity date of July 31, 2004 and has not yet been repaid. That note is secured with an assignment of patent for security purposes on file with the U.S. Patent and Trademark Office.

Access to Capital - Over the next twelve months the Company believes that it will be necessary to supplement the cash flow from operations with the use of outside resources such as additional loans and possibly investment capital by issuance of a secondary offering, and or debenture notes. [Missing Graphic Reference]

Material Commitments for Capital Expenditures - The Company expects to expend approximately $100,000 in the next year on the efforts of new product lines and improving the current GCI™ products and sockets. Additionally, the Company will improve methods for the socket testing.

Seasonal Changes -The Company’s operating revenue is generally not affected by seasonal changes.

MANAGEMENT’S PLAN OF OPERATION

The Company realizes that to improve its financial position it will need to increase revenue. Management is taking immediate actions to increase revenue by continuing to sell its existing products into the characterization testing market segment, broadening its product line offering of its sockets that use spring probes and other related interconnect products. In that direction of continuation the Company will now be reaching out to demonstrate to the larger computer chip manufacturing companies that R-Tec Holding Inc., can be the lower cost total solution provider. The process has begun to make investments in the current equipment and expand where needed, as well as increasing the marketing plan to catalog and standardize parts to quickly service the customers’ needs.

Efforts have already begun to explore new product lines so that the Company will become more horizontally integrated in the market for complete systems testing. The future expansions will include products such as: handler change kits, spring probes, test boards, and more robust products for production testing and burn-in testing.

In order for the Company to be successful there will need to be a complete restructuring and a change in posture to become a lower cost total solution provider to the larger computer chip manufacturing companies. The socket manufacturing industry is very saturated with small operations, and none have been able to meet the demands of the larger chip producers. R-Tec has made changes in management and as described in Note 10 to the financial statements, may have found potential investment capital through a group of investors to expand on current and future resources to develop the underutilized assets that the Company already has available and become a larger more profitable company. Management believes this will be a multiple step process, with each step taking approximately one year, and each year will bring the Company more revenue and continued growth. The Company cannot provide any reasonable assurance it will be successful in this plan.

RISK FACTORS

The Company’s current and primary focus is on computer chip characterization testing primarily through the use of the interconnects and sockets which the Company manufacturers, however the Company cannot provide any guarantees of profitability at this time. The Company plans to continue to expand its product line and possibly expand into the areas of manufacturing highly specialized motors that use low energy and have a high output. The realization of profits is dependent upon the existing business’ successful execution of new business opportunities. In addition to increasing revenue the Company is somewhat dependent upon the current investor group and possibilities of inducing larger companies or private investors. These proposed new projects when developed and depending on their success will be the future of the Company. The Company cannot give any reasonable assurance to their success.

Our operating results are difficult to predict in advance and may fluctuate significantly, and a failure to meet the expectations of analysts or our stockholders would likely result in a substantial decline in our stock price.

Factors that are likely to cause our results to fluctuate include the following:

-  the gain or loss of significant customers or significant changes in computer chip manufacturing market;
-  the amount and timing of our operating expenses and capital expenditures;
-  the success or failure of the computer chip testing markets;
-  the timing, rescheduling or cancellation of large customer’s work orders;
-  our ability to specify, develop, complete, introduce GCI™ products and sockets in a timely manner;
-  the rate of adoption and acceptance of new industry standards in our target markets;
-  any other unforeseen activities or issues.

There is a limited public market for our common stock. Our common stock is listed on the OTC Bulletin Board, and there is a limited volume of sales, thus providing a limited liquidity into the market for our shares. As a result of the foregoing, stockholders may be unable to liquidate their shares.

We are subject to various risks associated with the development of the GCI™ products and sockets market and if we do not succeed our business will be adversely affected.

Our performance will largely depend on our ability to generate substantial revenue to support future operations and penetrate the larger marketplace of computer chip manufacturers to become their total solution provider for testing and cataloged parts. If we are unable, for technical, legal, financial or other reasons, to adapt in a timely manner to develop and operate in the chip testing market, our business, results of operations and financial condition could be materially adversely affected.

If we need additional financing, we may not be able to raise further financing or it may only be available on terms unfavorable to us or to our stockholders.

Available cash resources may not be sufficient to meet our anticipated working capital and capital expenditure requirements, if the characterization testing and interconnects does not produce sufficient revenue it may become necessary to raise additional funds to respond to business contingencies, which could include the need to:

-  fund additional project expansion for the interconnect production;
-  fund additional marketing expenditures;
-  develop additional projects or enhance the GCI™ products and sockets;
-  enhance our operating infrastructure;
-  hire additional personnel;
-  acquire other complementary businesses or technologies.

If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders would be reduced, and these newly issued securities might have rights, preferences or privileges senior to those of existing stockholders. Additional financing might not be available on terms favorable to us, or at all. If adequate funds were not available or were not available on acceptable terms, our ability to fund our operations, take advantage of unanticipated opportunities, develop or enhance our products or otherwise respond to competitive pressures would be significantly limited.

ITEM 3. CONTROLS AND PROCEDURES

(a)     Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), within 90 days of the filing date of this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our Company (including its consolidated subsidiaries) required to be included in our reports filed or submitted under the Exchange Act.

(b)     There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above.

PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

On July 9, 2004, Douglas Hastings received a subpoena from the Idaho Department of Finance to testify, personally and on behalf of the Corporation, regarding various matters relating to investment security matters from prior periods. Subsequent to the subpoena and testimony, the Department requested additional information that has been furnished to it. Previous information relating to the Department and its request for information from us has been disclosed in our previous filings, i.e., December 31, 2003 10-KSB, March 31, 2004, and June 30, 2004 10-QSB, and are herein incorporated by reference. No further action has been taken by the Idaho Department of Finance as of the date of this report.

On September 8, 2004, the Company was served with a summons and complaint in a lawsuit by Interconnect Devices, Inc., against the Company for collection on the Company’s open account. Settlement negotiations are ongoing, but it appears that the action will be resolved without further litigation through a structured payment plan.

On October 14, 2004, the Company resolved an employment dispute that resulted in litigation in small claims court through payment of a nominal settlement amount.

ITEM 2.  CHANGES IN SECURITIES.

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5.  OTHER INFORMATION.

On October 1, 2004 the Company appointed Faris McMullin, President, Chief Executive Officer and Chairman of the Board. This appointment allows Faris McMullin to replace Michael T. Montgomery who was the interim President and Chief Executive Officer. Mr. Montgomery will continue with the Company as the Chief Operating Officer.

On October 25, 2004, R-Tec Holding, Inc., Board of Directors, upon recommendation of the Audit Committee, engaged HJ & Associates, L.L.C., as independent auditor, replacing Balukoff Lindstrom & Co., PA., and there were no disagreements with Balukoff Lindstrom & Co., P.A. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to Balukoff Lindstrom & Co.'s, P.A. satisfaction, would have caused Balukoff Lindstrom & Co., P.A. to make reference to the subject matter in connection with its report of the financial statements for such years; and there were no reportable events as defined in Item 304(a)(1) or Item 304(a)(3) of Regulation S-B

ITEM 6.  EXHIBITS

Exhibit No.	Description	Incorporated by Reference from Registrant's
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer by Vice-President, Secretary and Treasurer
32	Certification pursuant to 18 U.S.C. SECTION 1350 by Chairman and Chief Executive Officer and Chief Operating Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

R-TEC HOLDING, INC.
(Registrant)

Date: November 15, 2004	By: /s/ Faris McMullin, President, Chief Executive Officer & Chairman of the Board

